Form 10-Q
period 1996-06-30
JPE INC
filed 1996-08-01
CIK 884637

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                                    ---------

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1996

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the transition period from ______ to ______

                 -----------------------------------------------

                           Commission file number 0-22580

                           ------------------------------

                                    JPE, Inc.
             (Exact name of registrant as specified in its charter)

                                    Michigan
                        (State or other jurisdiction of
                         incorporation or organization)

                           900 Victors Way, Suite 140
                              Ann Arbor, Michigan
                    (Address of principal executive offices)

                                   38-2958730
                      (IRS Employer Identification Number)

                                     48108
                                   (Zip code)

                                 (313) 662-2323
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed, since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes /X/          No

The total number of shares of the registrant's Common Stock outstanding on June 30, 1996 was 4,582,480.

================================================================================

                                    JPE, INC.

                                      INDEX

                                                                      Page
                                                                      ----

Part I.  Financial Information

   Item 1.  Financial Statements
              Consolidated Condensed Balance Sheets ................. 3
                - At June 30, 1996 and 1995

              Consolidated Statements of Income ..................... 4
                - For the Three and Six Months Ended
                   June 30, 1996 and 1995

              Consolidated Statements of Cash Flows ................. 5
                - For the Six Months Ended
                   June 30, 1996 and 1995

              Notes to Unaudited Consolidated
               Condensed Financial Statements ....................... 6

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .................... 7

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders ..... 11

   Item 6.  Exhibits and Reports on Form 8-K ........................ 12

   Signature ........................................................ 13

                          PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                                    JPE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)

                                               At June 30,          At Dec. 31,
                                             1996      1995             1995
                                             ----      ----             ----
                                               (Unaudited)           (Audited)
ASSETS

Current assets:
  Cash and cash equivalents ............. $    385    $  3,444       $    288
  Accounts receivable, net ..............   30,439      27,010         23,410
  Inventory .............................   32,655      30,396         35,073
  Other current assets ..................    2,100       2,650          2,639
                                             -----       -----          -----

        Total current assets ............   65,579      63,500         61,410

Property, plant and equipment, net ......   52,368      47,002         49,193
Goodwill, net ...........................   31,997      33,219         32,635
Other assets ............................    1,846       2,128          1,991
                                             -----       -----          -----

        Total assets .................... $151,790    $145,849       $145,229
                                          ========    ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..... $    107    $    104       $    108
  Accounts payable ......................   16,105      16,668         15,156
  Accrued liabilities ...................    5,222       6,992          5,656
  Income taxes payable ..................      716         --             174
                                             -----       -----          -----

        Total current liabilities .......   22,150      23,764         21,094

Accrued liabilities .....................    1,223       1,222          1,194
Deferred income taxes ...................    3,238       2,496          2,927
Long-term debt, non-current .............   85,018      88,348         83,267
                                            ------      ------         ------

        Total liabilities ...............  111,629     115,830        108,482
                                           -------     -------        -------

Shareholders' equity:
  Preferred stock, 3,000,000 authorized,
   no shares issued and outstanding .....      --          --             --
  Common stock, 15,000,000 authorized,
   4,582,480 and 4,473,930 shares issued
   and outstanding at June 30, 1996 and
   and December 31, 1995, respectively;
   3,923,830 shares issued and outstand-
   ing at June 30, 1995, no par value ...   27,921      22,416         27,301
  Retained earnings .....................   12,240       7,603          9,446
                                            ------       -----          -----


        Total shareholders' equity ......   40,161      30,019         36,747
                                            ------      ------         ------

        Total liabilities and
          shareholders' equity .......... $151,790    $145,849       $145,229
                                          ========    ========       ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

            For the Three and Six Months Ended June 30, 1996 and 1995
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                     Three Months         Six Months
                                         Ended               Ended
                                        June 30,            June 30,
                                    1996      1995      1996      1995
                                   ------    ------    ------    ------


Net sales .......................  $55,979   $49,859   $103,590  $79,730

Cost of goods sold ..............   44,691    39,710     83,426   62,293
                                    ------    ------     ------   ------

   Gross profit .................   11,288    10,149     20,164   17,437

Selling, general and
   administrative expenses ......    6,312     6,043     11,981   10,643
                                     -----     -----     ------   ------

   Operating profit .............    4,976     4,106      8,183    6,794

Interest expense, net ...........    1,879     1,688      3,534    2,591
                                     -----     -----      -----    -----

   Income before income taxes ...    3,097     2,418      4,649    4,203

Income tax expense ..............    1,235       900      1,855    1,597
                                     -----       ---      -----    -----

   Net income ...................  $ 1,862   $ 1,518    $ 2,794  $ 2,606
                                   =======   =======    =======  =======


Earnings per common share .......    $0.41     $0.37      $0.61    $0.65
                                     =====     =====      =====    =====


Weighted average
   shares outstanding                4,591     4,106      4,585    4,010
                                     =====     =====      =====    =====


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30, 1996 and 1995
                             (Amounts in Thousands)
                                   (Unaudited)
                                                             Six Months
                                                                Ended
                                                               June 30,
                                                        1996           1995
                                                       ------         ------

Cash flows from operating activities:
   Net income ........................................ $ 2,794        $ 2,606
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization ..................   3,604          2,591
      Disposal of property and equipment .............     --              48
      Changes in operating assets and liabilities:
        Accounts receivable ..........................  (7,029)        (2,322)
        Inventory ....................................   2,418         (1,335)
        Other current assets .........................     539            --
        Accounts payable .............................     949          2,042
        Accrued liabilities ..........................    (405)           634
        Income taxes .................................     542            219
        Deferred income taxes ........................     311            350
                                                           ---            ---

          Net cash provided by
            operating activities .....................   3,723          4,833

Cash flows from investing activities:
   Purchase of property and equipment ................  (5,996)        (1,404)
   Acquisition of Industrial & Automotive Fasteners ..     --         (15,638)
   Acquisition of Plastic Trim, Inc. .................     --         (40,578)
                                                          ----         -------

          Net cash used for
            investing activities .....................  (5,996)       (57,620)

Cash flows from financing activities:
   Repayments of term loan ...........................     --          (2,561)
   Net borrowings under revolving loan ...............  11,850         67,344
   Repayments of note payable ........................ (10,100)       (12,744)
   Sale of common stock ..............................     410          1,900
   Tax benefit from options ..........................     210            --
                                                           ---           ----

          Net cash provided by
            financing activities .....................   2,370         53,939

Cash and cash equivalents:
   Net increase in cash ..............................      97          1,152

   Cash and cash equivalents, beginning of period          288          2,292
                                                           ---          -----

   Cash and cash equivalents, end of period             $  385        $ 3,444
                                                        ======        =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                    JPE, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                             (Amounts in Thousands)


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the JPE, Inc. Annual Report and Form 10-K for the year ended December 31, 1995 and the Form 10-Q for the quarter ended March 31, 1996.


B.   INVENTORY:

     Inventories by component are as follows:

                                       June 30, 1996          June 30, 1995
                                       -------------          -------------

     Finished goods ...................   $13,897                  $14,703
     Work in process ..................     4,102                    3,850
     Raw material ....................     11,065                    9,218
     Tooling                                3,591                    2,625
                                            -----                    -----

                                          $32,655                  $30,396
                                          =======                  =======



C.   NONCASH INVESTING AND FINANCING ACTIVITIES:

                                      June 30, 1996           June 30, 1995
                                      -------------           -------------

     Issuance of note payable in
     connection  with  acquisition
     of Industrial & Automotive
     Fasteners, secured by a letter
     of credit                               --                    $10,377


                                    JPE, INC.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company's Annual Report on Form 10-K to assist in understanding the Company's results of operations, its financial position, cash flows, capital structure and other relevant financial information.


RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1996
COMPARED TO SECOND QUARTER ENDED JUNE 30, 1995

Net sales for the quarter ended June 30, 1996 were $55,979,000 compared to $49,859,000 for the three months ended June 30, 1995. The net sales increase of 12% is attributable to higher original equipment manufacturers ("OEM") sales volumes as a result of a stronger North American automotive market than in 1995 and a seasonal rise in aftermarket orders. In addition to the stronger automotive market, the Company began production and shipments of end formed plastic extruded body side moldings, which is a proprietary technology that was purchased from another company in late 1995. Net sales for the Aftermarket businesses were 9% above the sales for the three months ended June 30, 1995. The higher sales in the aftermarket are attributable to normal seasonality of sales, increased marketing efforts and the carryover impact of a slow first quarter as a result of heavy snow storms on the east coast. For the quarter ended June 30, 1996, net sales for the Company were approximately 65% to OEM customers and 35% to Aftermarket customers.

Gross profit increased 11% to $11,288,000 for the three months ended June 30, 1996 as compared with $10,149,000 for the comparable period of the prior year. The gross margin percentages were 20.2% and 20.4% for 1996 and 1995, respectively. The small decline in gross margin percentage reflects increasing quality pressures from OEM customers; the impact of incentives associated with long-term OEM contract pricing; and heightened competition in the aftermarket. In addition to these factors, the Company has noted a minor change in sales mix at its Industrial & Automotive Fasteners, Inc. and Dayton Parts, Inc. subsidiaries to products with slightly lower gross margins. These reductions in gross margin percentages are partially offset by the recovery of $890,000 in costs related to the cancellation of a trim program from an OEM customer. This reimbursement was made to compensate the Company for costs incurred in prior periods.

Selling, general and administrative expenses increased 4% to $6,312,000 for the three months ended June 30, 1996 over $6,043,000 for the three months ended June 30, 1995. The increase is attributable to higher sales commissions and employee incentive awards as a result of increased OEM sales levels and certain costs incurred related to investigating potential acquisitions that were not consummated. The percentage of selling, general and administrative expenses to net sales was 11.3% for the quarter ended June 30, 1996 as compared to 12.1% for the comparable period of the prior year. The decline in this percentage is attributable to the non-recurrence of severance costs accrued for two senior executives in the second quarter of 1995.

Net interest expense increased to $1,879,000 for the three months ended June 30, 1996 as compared to $1,688,000 for the three months ended June 30, 1995. The higher interest cost is attributable to the funds borrowed to finance the two acquisitions made in 1995 and a slightly higher average debt level as a result of a temporary interruption of shipments to General Motors Corporation due to the March 1996 Delphi Chassis brake plant strike, resulting in lower cash receipts in the second quarter.

The effective tax rates for the three months ended June 30, 1996 and 1995 were 40% and 37%, respectively. The higher effective tax rate is attributable to state income taxes related to the purchase of a company located in Ohio.

Net income for the three months ended June 30, 1996 increased 23% to $1,862,000 as compared to $1,518,000 for the quarter ended June 30, 1995. The growth in net income is attributable to the matters summarized above. Earnings per share rose 11% to $.41 per share from $.37 per share due to the increase in net income, partially offset by an increase in the weighted average shares outstanding. The weighted average shares outstanding for the second quarter of 1996 were 4,591,000 as compared to 4,106,000 for the second quarter of 1995. Since the second quarter of 1995, the Company has issued a total of 658,650 shares through a public offering and its stock option plan.

SIX MONTHS ENDED JUNE 30, 1996
COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Net sales for the six months ended June 30, 1996 were $103,590,000 compared to $79,730,000 for the six months ended June 30, 1995. The net sales increase of 30% is attributable to the acquisitions of two OEM suppliers purchased in the first and second quarters of 1995 and other matters discussed above. Net sales for the Aftermarket businesses were 4% above the sales for the six months ended June 30, 1995 as a result of the same factors discussed for the quarter ended June 30, 1996, above. For the six months ended June 30, 1996, net sales for the Company were approximately 65% to OEM customers and 35% to Aftermarket customers.

Gross profit increased 16% to $20,164,000 for the six months ended June 30, 1996 as compared with $17,437,000 for the comparable period of the prior year. The increase is related to the acquisitions of two OEM suppliers purchased in the first and second quarters of 1995, as well as higher sales volumes. Gross profit percentages were 19.5% and 21.9% for 1996 and 1995, respectively. This decline in gross margin percentage reflects the impact of the GM strike in the first quarter of 1996 and matters discussed above. The Company estimates that the impact of the GM strike on the gross margin was approximately $700,000. Additionally, the acquired OEM businesses have lower gross margin percentages than aftermarket companies. These reductions are partially offset by the cost recovery related to trim program cancellation as discussed above.

Selling, general and administrative expenses increased 13% to $11,981,000 for the six months ended June 30, 1996 over $10,643,000 for the six months ended June 30, 1995. The increase is attributable to the acquisition of two OEM suppliers in the first and second quarters of 1995 and other factors discussed in the quarter comparison above. The percentage of selling, general and administrative expenses to net sales was 11.6% for the six months ended June 30, 1996 as compared to 13.3% for the comparable period of the prior year. The decline in this percentage is partially attributable to the increasing significance of the OEM businesses to the consolidated income statement which tends to have lower levels of selling, general and administrative costs than the Aftermarket businesses; cost containment measures established at the Company's corporate office; and the non-recurring severance costs referred to in the quarterly discussion.

Net interest expense increased to $3,534,000 for the six months ended June 30, 1996 as compared to $2,591,000 for the six months ended June 30, 1995. The higher interest cost is attributable to the funds borrowed to finance the two OEM supplier acquisitions made in 1995; a slightly higher average debt level as a result of capital additions to enhance existing production technologies and capabilities; and lower cash receipts as a result of the March 1996 GM plant strike discussed above.

The effective tax rates for the six months ended June 30, 1996 and 1995 were 40% and 38%, respectively. The increase in the effective tax rate is a result of the same matters affecting the quarterly results discussed above.

Net income for the six months ended June 30, 1996 increased 7% to $2,794,000 as compared to $2,606,000 for the six months ended June 30, 1995. The growth in net income is a result of the two OEM supplier acquisitions in 1995 and other factors mentioned above. These increases are partially offset by the first quarter 1996 GM strike, which had an estimated impact on net income of $375,000 or $.08 per share. Earnings per share declined 6% to $.61 per share from $.65 per share due to the GM strike, partially offset by the acquisitions of the two OEM suppliers in the first and second quarters of 1995, and an increase in the weighted average shares outstanding. The weighted average shares outstanding for the six months ending June 30, 1996 were 4,585,000 as compared to 4,010,000 for the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund acquisitions, purchases of capital equipment and working capital needs. Historically, the Company has used cash flows generated by operations, borrowings under its credit agreement and equity financing to meet these needs.

The Company's principal source of liquidity is the $110 million Second Amended and Restated Credit Agreement dated March 4, 1996. The Company has several borrowing rate options under the Agreement based on, among other things, the bank's prime rate and LIBOR plus a variable margin. The variable margin depends on the Company's cash flows and fixed charge coverage ratios. The variable margin is currently 2.25%, which is the maximum level, and the average rate on the outstanding borrowings at June 30, 1996 was approximately 8%. At June 30, 1996, the available commitment under the Agreement was $25 million. The Company was in compliance with all covenants as of June 30, 1996.

Working capital at June 30, 1996 was $43.4 million as compared to $40.3 million at December 31, 1995. The increase in working capital is primarily attributable to higher level of receivables from increased sales during the second quarter of 1996 from the both the OEM and Aftermarket businesses. Cash generated from operations was $3.7 million for the six months ended June 30, 1996. These funds along with increased borrowings were used primarily for additions to property, plant and equipment totaling $6.0 million. The Company expects that it will be able to satisfy its debt service, working capital and capital expenditure requirements through cash flow generated from operations, and to the extent necessary, through borrowings under the Credit Agreement.

                           PART II. OTHER INFORMATION

                                    JPE, INC.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of JPE, Inc. was held on May 7, 1996, for the purpose of electing two directors of JPE, Inc. for a term to expire in 1999 and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Management's nominees for directors as listed in the proxy statement were elected with the following vote:

                               Shares                  Shares
                              Voted "For"            "Withheld"
                              -----------            ----------

Donald R. Mandich             3,840,203                112,280
Gareth L. Reed                3,839,903                112,580



The proposal to amend the JPE, Inc. 1993 Stock Incentive Plan for Key Employees to increase the number of shares of the Company's Common Stock available for grant under the Plan.


    Shares Voted      Shares Voted           Shares              Shares
       "FOR"            "AGAINST"         "ABSTAINING"          Not Voted
       -----            ---------         ------------          ---------

     3,765,605           140,668             16,310              29,900


The proposal to approve the JPE, Inc. Director Stock Option Plan.


    Shares Voted      Shares Voted           Shares              Shares
       "FOR"            "AGAINST"         "ABSTAINING"          Not Voted
       -----            ---------         ------------          ---------

     3,809,253            86,395             24,535              32,300


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibits:

              None


          b.  Reports on Form 8-K:

              None

                                    JPE, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JPE, Inc.


By:      /s/ James F. Fahrner
- - -----------------------------
James J. Fahrner
Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)


Date:  August 1, 1996

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
  NO.                         DESCRIPTION
- - -------                       -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.