Form 10-Q
period 1996-09-30
JPE INC
filed 1996-11-14
CIK 884637

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1996

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the transition period from ________ to ________

              ---------------------------------------------------

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

                                   38-2958730
                      (I.R.S. Employer Identification No.)

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

                              Yes /X/          No

The total number of the registrant's Common Stock outstanding on September 30, 1996 was 4,582,480.

================================================================================

                                    JPE, INC.

                                      INDEX

                                                                        Page
Part I.    Financial Information

     Item 1.  Financial Statements
               Consolidated Balance Sheets .............................  3
                - At September 30, 1996 and 1995
                - At December 31, 1995

               Consolidated Statements of Operations ...................  4
                - For the Three and Nine Months Ended
                    September 30, 1996 and 1995

               Consolidated Statements of Cash Flows ...................  5
                - For the Nine Months Ended
                    September 30, 1996 and 1995

               Notes to Unaudited Consolidated
                Financial Statements ...................................  6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ....................  8

Part II.   Other Information

     Item 5.  Other Information ......................................... 12

     Item 6.  Exhibits and Reports on Form 8-K .......................... 12

     Signature .......................................................... 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    JPE, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)

                                             At Sept. 30,           At Dec. 31,
                                            1996       1995             1995
                                            ----       ----             ----
                                              (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents ...........  $    681    $  3,817         $    288
  Accounts receivable, net ............    28,792      26,821           23,410
  Inventory ...........................    33,681      32,508           35,073
  Other current assets ................     2,682       2,596            2,639
                                            -----       -----            -----

        Total current assets ..........    65,834      65,742           61,410

Property, plant and equipment, net ....    53,733      47,357           49,193
Goodwill, net .........................    27,351      32,990           32,635
Other assets, net .....................     1,388       2,050            1,991
                                            -----       -----            -----

        Total assets                     $148,308    $148,139         $145,229
                                         ========    ========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ...  $    107    $    104         $    108
  Accounts payable ....................    19,158      17,503           15,156
  Accrued liabilities .................     4,947       6,563            5,656
  Income taxes payable ................        --          94              174
                                            -----       -----            -----

        Total current liabilities .....    24,212      24,264           21,094

Accrued liabilities ...................     1,147         917            1,194
Deferred income taxes .................     2,251       2,399            2,927
Long-term debt, non-current ...........    84,443      89,369           83,267
                                           ------      ------           ------

        Total liabilities .............   112,053     116,949          108,482
                                          -------     -------          -------

Shareholders' equity:
  Preferred stock, 3,000,000 authorized,
   no shares issued and outstanding ...        --          --               --
  Common stock, no par value, 15,000,000
   authorized, 4,582,480 and 4,473,930
   issued and outstanding at September
   30, 1996 and December 31, 1995,
   respectively, and 3,973,930 shares
   issued and outstanding at
   September 30, 1995. ................    27,921      22,707           27,301
  Retained earnings ...................     8,334       8,483            9,446
                                            -----       -----            -----

    Total shareholders' equity ........    36,255      31,190           36,747
                                           ------      ------           ------

        Total liabilities and
          shareholders' equity ........  $148,308    $148,139         $145,229
                                         ========    ========         ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended September 30, 1996 and 1995
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                       Three Months             Nine Months
                                           Ended                   Ended
                                       September 30,           September 30,
                                      1996       1995         1996       1995
                                      ----       ----         ----       ----

Net sales ........................  $50,142    $44,886      $153,732   $124,616

Cost of goods sold ...............   43,163     35,707       126,589     98,000
                                     ------     ------       -------     ------

   Gross profit ..................    6,979      9,179        27,143     26,616

Charge for impairment
 of goodwill (Note B) ............    4,300        --          4,300        --

Selling, general and
 administrative expenses .........    6,686      5,747        18,667     16,390
                                      -----      -----        ------     ------


   Operating profit (loss) .......   (4,007)     3,432         4,176     10,226

Interest expense, net ............   (1,718)    (1,902)       (5,252)    (4,492)
                                     ------     ------        ------     ------


     Income (loss) before
      taxes ......................   (5,725)     1,530        (1,076)     5,734

Provision for (benefit from)
 income taxes ....................   (1,819)       650            36      2,248
                                     ------        ---            --      -----


   Net income (loss) .............  $(3,906)     $ 880        (1,112)   $ 3,486
                                    =======      =====        ======    =======


Earnings (loss) per share ........  $ (0.85)    $ 0.22       $ (0.24)    $ 0.86
                                    =======     ======        ======     ======


Weighted average
  shares outstanding .............    4,590      4,080         4,585      4,034
                                      =====      =====         =====      =====


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Months Ended September 30, 1996 and 1995
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Nine Months
                                                                 Ended
                                                             September 30,
                                                         1996            1995
                                                         ----            ----

Cash flows from operating activities:
  Net income (loss) ................................  $ (1,112)        $ 3,486
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization .................     5,531           4,109
     Loss on impairment of goodwill ................     4,300             --
     Disposal of property and equipment ............       405              48
     Changes in operating assets and liabilities:
       Accounts receivable .........................    (5,382)         (2,133)
       Inventory ...................................     1,392          (3,382)
       Other current assets ........................       359              17
       Accounts payable ............................     4,002           2,877
       Accrued liabilities .........................      (756)           (100)
       Income taxes ................................      (174)             96
       Deferred income taxes .......................    (1,078)            675
                                                        ------             ---

         Net cash provided by
           operating activities ....................     7,487           5,659
                                                         -----           -----
Cash flows from investing activities:
  Purchase of property and equipment ...............    (8,889)         (2,953)
  Acquisition of Industrial &
     Automotive Fasteners ..........................       --          (15,638)
  Acquisition of Plastic Trim, Inc. ................       --          (40,578)
                                                         -----         -------

         Net cash used for
           investing activities ....................    (8,889)        (59,169)
                                                        ------         -------
Cash flows from financing activities:
  Repayments of term loan ..........................        --          (2,519)
  Net borrowings under revolving loan ..............     11,275         68,385
  Repayments of note payable .......................    (10,100)       (12,744)
  Payment of deferred financing costs ..............        --            (278)
  Issuance of common stock .........................        410          1,975
  Tax benefit from exercised stock options .........        210            216
                                                            ---            ---

         Net cash provided by
           financing activities ....................      1,795         55,035
                                                          -----         ------
Cash and cash equivalents:
  Net increase in cash .............................        393          1,525

  Cash and cash equivalents, beginning of period ...        288          2,292
                                                            ---          -----

  Cash and cash equivalents, end of period .........     $  681        $ 3,817
                                                         ======        =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)


A.       BASIS OF PRESENTATION:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature or are described in the footnotes herein. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the JPE, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 and the Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996.

     December 31, 1995 disclosures within the financial statements and footnotes have been derived from audited Financial Statements included in the Form 10-K; information at September 30, 1996 and 1995 and for the periods then ended is unaudited.

B.       GOODWILL IMPAIRMENT:

     During the third quarter of 1996, management identified that a significant change had occurred in the product mix of IAF since it was acquired in March 1995. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management recorded a $4,300 impairment writedown of the goodwill associated with the acquisition of IAF. The goodwill was originally valued at $6,820 when IAF was acquired and, subsequent to the adjustment, had a net unamortized carrying value of approximately $2,140 as of September 30, 1996, based on the current fair market value of the IAF business which was acquired.

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)


C.       INVENTORY:

     Inventories by component are as follows:

                            Sept. 30, 1996     Sept. 30, 1995     Dec. 31, 1995
                            --------------     --------------     -------------

         Finished goods .....  $15,953            $14,280             $16,607
         Work in process ....    4,219              4,795               2,630
         Raw material .......   10,142              9,475              10,780
         Tooling ............    3,367              3,958               5,056
                                ------             ------              ------

                               $33,681            $32,508             $35,073
                               =======            =======             =======


D.       NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

                                              Sept. 30, 1996     Sept. 30, 1995
                                              --------------     --------------

         Note payable issued in
         connection with acquisition
         of IAF, secured by a letter
         of credit ........................          --              $10,377



E.       PROVISION FOR INCOME TAXES:

     The change in the effective tax rate for the third quarter is the result of losses recorded. The income tax benefit recorded for the third quarter represents the anticipated refund for estimated federal taxes paid for 1996 and a deferred tax benefit related to deduction for goodwill. The losses for the quarter are from Michigan subsidiaries, which are not subject to a state income tax. As a result, there is no state income tax benefit related to the losses for the third quarter. The provision for taxes for the nine months represents the combined provision for the third quarter and the first half of 1996.

                                    JPE, INC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto to assist in understanding the Company's results of operations, its financial position, cash flows, capital structure and other relevant financial information.


RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1996
COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1995

     Net sales for the third quarter of 1996 were $50,142,000 compared to $44,886,000 for the same quarter last year. The net sales increase of 11.7% is attributable to higher original equipment manufacturers ("OEM") sales volumes as a result of a stronger North American automotive market than in 1995 and a rise in Aftermarket orders. In addition to the stronger automotive market, the Company began production and shipments of end formed plastic extruded body side moldings, which is a proprietary technology that was purchased from another company in late 1995. Net sales for the quarter ending September 30, 1996 for the Aftermarket businesses were 15% above the sales for the similar period in 1995. The higher sales in the Aftermarket are attributable to increased market penetration of heavy duty leaf springs and suspension parts and increased orders from retail customers due to expansion of customer facilities. For the quarters ending September 30, 1996 and 1995, net sales for the Company were 62% to OEM customers and 38% to Aftermarket customers.

     Gross profit decreased 24% to $6,979,000 in the third quarter of 1996 compared with $9,179,000 for the third quarter ended September 30, 1995. The gross margin percentages were 13.9% and 20.4% for the third quarters of 1996 and 1995, respectively. The decline in gross margin is a result of production difficulties at the Company's Industrial & Automotive Fasteners, Inc. ("IAF") and Starboard Industries, Inc. ("SBI") subsidiaries; a change in sales mix at IAF to products with lower gross margins; a reduction in SBI's sales volumes attributable to balancing out several programs that will not be replaced until the 1998 model year; significant start-up costs associated with new OEM product launches; increasing quality pressures from OEM customers; and the impact of incentives associated with long-term OEM contract pricing. In addition to the above factors, the decline in gross margin is attributable to $1,350,000 of inventory adjustments relating to slow-moving/obsolete inventory and physical inventory adjustments.


     During the third quarter of 1996, management identified that a significant change had occurred in the product mix of IAF since it was acquired in March 1995. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management recorded a $4,300,000 impairment writedown of the goodwill associated with the acquisition of IAF. The goodwill was originally valued at $6,820,000 when IAF was acquired and, subsequent to the adjustment, had a net unamortized carrying value of approximately $2,140,000 as of September 30, 1996, based on the current fair market value of the IAF business which was acquired. This adjustment will reduce goodwill amortization by $172,000 on an annual basis.

     Selling, general and administrative expenses increased 16.3% to $6,686,000 in the third quarter of 1996 over $5,747,000 for the third quarter of 1995. Selling, general and administrative expense for the third quarters of 1996 and 1995 was 13% of net sales. Selling, general and administrative expense for the three months ending September 30, 1996 includes a $850,000 charge related to the write-down of an equity investment related to the SBI business and severance costs for changes in senior management at IAF and SBI. These increases are partially offset by management efforts to contain costs in its Aftermarket and OEM businesses.

     Net interest expense decreased to $1,718,000 for the three months ended September 30, 1996 as compared to $1,902,000 for the three months ended September 30, 1995. The lower interest cost is attributable to debt repayments made during the quarter, resulting in a decrease in the average debt level and a slightly lower interest rate.

     As a result of the loss in the third quarter, the Company recorded a federal income tax benefit, partially offset by state income taxes. This tax benefit represents the anticipated refund for estimated federal income taxes paid for 1996 and a deferred tax benefit related to the deduction of goodwill. The effective tax rate for the three months ended September 30, 1995 was 42.5%.

     Net loss for the three months ended September 30, 1996 was $3,906,000 as compared to net income of $880,000 for the quarter ended September 30, 1995. The decrease is attributable to the matters summarized above. Loss per share during the third quarter of 1996 was $.85 as compared to earnings per share of $.22 during the third quarter of 1995. The decrease is due to the factors mentioned above and an increase in the weighted average shares outstanding. The weighted average shares outstanding for the third quarter of 1996 were 4,590,000 as compared to 4,080,000 for the third quarter of 1995. Since the third quarter of 1995, the Company has issued a total of 608,550 shares through a public offering and its stock option plan.


NINE MONTHS ENDED SEPTEMBER 30, 1996
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net sales for the nine months ended September 30, 1996 increased to $153,732,000 from $124,616,000 for the nine months ended September 30, 1995, an increase of 23%. The increase in net sales is attributable to the acquisitions of two OEM suppliers purchased in the first half of 1995 and other matters discussed above. Net sales for the Aftermarket businesses for the first nine months of 1996 were 7.5% above the sales for the nine months ended September 30, 1995 as a result of the same factors mentioned in the above quarterly discussion. For the nine months ended September 30, 1996, net sales for the Company were approximately 63% to OEM customers and 37% to Aftermarket customers.

     Gross profit increased 2% to $27,143,000 for the nine months ended September 30, 1996 as compared with $26,616,000 for the comparable period of the prior year. The increase is related to the acquisitions of two OEM suppliers purchased in the first and second quarters of 1995, as well as higher sales volumes. Gross profit percentages were 17.7% and 21.4% for 1996 and 1995, respectively. This decline in gross margin percentage reflects the impact of the GM strike in the first quarter of 1996 and matters discussed above. The Company estimates that the impact of the GM strike on the gross margin was approximately $700,000. In addition to the first quarter strike, GM had a three-week strike of its Canadian operations during October 1996 and is experiencing local strikes in its U.S. truck plants. The impact of these strikes on the Company's operations will affect fourth quarter operating results. Additionally, the acquired OEM businesses have lower gross margin percentages than Aftermarket companies. These reductions are partially offset by the recovery of $890,000 in costs related to the cancellation of a trim program from an OEM customer.

     See the quarterly discussion for an explanation of the $4,300,000 charge for impairment of goodwill.

     Selling, general and administrative expenses increased 13.9% to $18,667,000 for the nine months ended September 30, 1996 over $16,390,000 for the nine months ended September 30, 1995. The increase is attributable to the acquisition of two OEM suppliers in the first and second quarters of 1995 and other factors discussed in the quarter comparison above. The percentage of selling, general and administrative expenses to net sales was 12.1% for the nine months ended September 30, 1996 as compared to 13.2% for the comparable period of the prior year. The decline in this percentage is partially attributable to the increasing significance of the OEM businesses to the consolidated income statement which tend to have lower levels of selling, general and administrative costs than the Aftermarket businesses. Additionally, several cost containment measures were established at the Company's corporate office.

     Net interest expense increased to $5,252,000 for the nine months ended September 30, 1996 as compared to $4,492,000 for the nine months ended September 30, 1995. The higher interest cost is attributable to the funds borrowed to finance the two OEM supplier acquisitions made in 1995; a slightly higher average debt level as a result of capital additions to enhance existing production technologies and capabilities; and lower cash receipts as a result of the March 1996 GM plant strike discussed above.

     As a result of the loss for the year to date, the Company has reduced its federal income tax expense for the nine months ending September 30, 1996. The provision for income taxes for the first nine months of 1996 represents state income taxes, partially offset by the federal income tax benefit. The effective tax rate for the nine months ended September 30, 1995 was 39.2%.

     Net loss for the nine months ended September 30, 1996 was $1,112,000 as compared to net income of $3,486,000 for the nine months ended September 30, 1995. The decrease is a result of factors mentioned above. Loss per share for the nine months ending September 30, 1996 was $.24 as compared to earnings per share of $.86 during the first nine months of 1995. The decrease is due to the factors mentioned above and an increase in the weighted average shares outstanding. The weighted average shares outstanding for the first nine months of 1996 were 4,585,000 as compared to 4,034,000 for the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund acquisitions, its working capital needs, and its acquisition of capital equipment. Historically, the Company has used cash flows generated by its operations, borrowings under its credit facilities and equity financings to meet these needs.

     The Company's principal source of liquidity is the $110 million Second Amended and Restated Credit Agreement dated March 4, 1996. The Company has several borrowing rate options under the Agreement based on, among other things, the bank's prime rate and LIBOR plus a variable margin. The variable margin depends on the Company's cash flows and fixed charge coverage ratios. The variable margin is currently 2.1% and the average rate on the outstanding borrowings at September 30, 1996 was approximately 7.79%. At September 30, 1996, the available commitment under the Agreement was $26 million. The Company was in compliance with all covenants as of September 30, 1996. However, the Company has amended its interest coverage ratio for the goodwill impairment charge as in future periods this covenant could be violated without the amendment. The amendment requires the Company to pay a $33,000 amendment fee and increases the variable margin by 25 basis points until the Company's interest coverage ratio exceeds 1.75.

     Working capital at September 30, 1996 was $42.1 million as compared to $40.3 million at December 31, 1995. The increase in working capital is primarily attributable to a higher level of receivables from increased sales during the third quarter of 1996 from the both the OEM and Aftermarket businesses. Cash generated from operations was $7.5 million for the nine months ended September 30, 1996. These funds along with increased borrowings were used primarily for additions to property, plant and equipment totaling $8.9 million. The Company expects that it will be able to satisfy its debt service, working capital and capital expenditure requirements through cash flow generated from operations, and to the extent necessary, through borrowings under the Credit Agreement.

                           PART II. OTHER INFORMATION

                                    JPE, INC.


ITEM 5.   OTHER INFORMATION

     On October 10, 1996, JPE, Inc. announced that it had signed a letter of intent to purchase all of the shares of Pebra Inc., a Canadian manufacturer of plastic injection molded exterior trim for the original equipment automotive market. The transaction is subject to the satisfaction of certain conditions, including regulatory approvals and is expected to close by the end of 1996.

     Effective October 15, 1996, Gareth L. Reed resigned as President of JPE, Inc.'s Aftermarket Group and as a director of JPE, Inc.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          a.   Exhibits:

               None.

          b.   Reports on Form 8-K:

               None.

                                    JPE, INC.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JPE, Inc.


By: /s/ James J. Fahrner
------------------------
James J. Fahrner
Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)


Date:  November 13, 1996

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.