Form 10-K
period 1996-12-31
JPE INC
filed 1997-03-26
CIK 884637

================================================================================
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

                         Commission File Number 0-22580

                                    JPE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                    Michigan
                            (State of Incorporation)

                                   38-2958730
                      (I.R.S. Employer Identification No.)

                           900 Victors Way, Suite 140
                            Ann Arbor, Michigan 48108
                    (Address of Principal Executive Offices)

               Registrant's telephone number, including area code:
                                 (313) 662-2323

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                                 Title of Class
                                  Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 17, 1997 (based on the closing price of $7.125 per share of the Registrant's Common Stock as reported on the Nasdaq National Market on such date) was approximately $26,398,702.

Number of shares outstanding of the Registrant's Common Stock at March 17, 1997:
                        4,602,180 shares of Common Stock

Certain portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, scheduled to be held May 15, 1997, are incorporated by reference into Part III of this Report on Form 10-K.

================================================================================

                                TABLE OF CONTENTS

Item                                                                Pages
----                                                                -----
                                     PART I

1.   Business                                                        3-11
2.   Properties                                                        12
3.   Legal Proceedings                                                 12
4.   Submission of Matters to a Vote of Security Holders            12-13
     Supplemental Item.  Executive Officers of the Registrant

                                     PART II

5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                          14
6.   Selected Financial Data                                           15
7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       16-20
8.   Financial Statements and Supplementary Data                    21-40
9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          41

                                    PART III

10.  Directors and Executive Officers of the Registrant                41
11.  Executive Compensation                                            41
12.  Security Ownership of Certain Beneficial Owners
          and Management                                               41
13.  Certain Relationships and Related Transactions                    42

                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                               42-46
     Signatures                                                        47

                          FINANCIAL STATEMENT SCHEDULES

     JPE, Inc. and Subsidiary Financial Statement Schedules            48
     Exhibit Index                                                  50-52

                                     PART I

ITEM 1.   BUSINESS

GENERAL

JPE, Inc. (together with its consolidated subsidiaries, the "Company"), through its six operating subsidiaries, manufactures and distributes automotive and truck components to original equipment manufacturers ("OEMs") and to the aftermarket. The Company's business strategy is to acquire, develop and operate manufacturing and distribution businesses in the automotive components industry which have significant potential for growth in sales and earnings. Since December 1992, the Company has completed six acquisitions, which are described below:

Effective
Date of                        Product         Primary           Major
Acquisition  Acquisition       Classes         Market            Customers
-----------  -----------       -------         ------            ---------
December     Dayton Parts,     Heavy-duty      Heavy-duty        Haygood Limited
1992         Inc. ("DPI")      undercarriage   truck and         Inland Truck
                               parts           trailer             Parts
                                               aftermarket       ARC Remanu-
                                                                   facturing

July 1994    Allparts, Inc.    Brake systems   Automotive        Autozone
             ("Allparts")                      aftermarket

September    SAC Corporation   Exterior trim   Automotive        General Motors
1994         ("Starboard")                     and light truck   Ford
                                               OEM               Chrysler

February     Industrial &      Fasteners       Automotive        Ford
1995         Automotive                        and light truck   General Motors
             Fasteners,                        OEM               Chrysler
             Inc. ("IAF")

March 1995   Plastic Trim,     Exterior trim   Automotive        General Motors
             Inc. ("PTI")                      and light truck   Chrysler
                                               OEM               Ford

December     Pebra Inc.        Exterior trim   Automotive        General Motors
1996         ("JPE Canada")                    and light truck
                                               OEM

The following table sets forth information regarding the Company's sales in certain classes of similar products as percentages of net sales for the periods indicated.

                                                Percentage of Net Sales
                                                Year ended December 31,
                                                -----------------------
                                                                       Pro Forma
                                        1993(1)  1994    1995    1996    1996(2)
                                        -------  ----    ----    ----    -------
OEM:
 Exterior Trim........................    --     12.5%   44.2%   46.8%   61.1%
 Fasteners............................    --      --     15.8    16.2    11.8

Aftermarket:
 Heavy-duty undercarriage parts.......  100.0%   81.3    33.7    30.4    22.3
 Other................................    --      6.2     6.3     6.6     4.8
                                        ------  ------  ------  ------  ------
                                        100.0%  100.0%  100.0%  100.0%  100.0%
                                        ======  ======  ======  ======  ======

(1) The Company purchased its first operation on December 31, 1992, as such there were no sales in 1992.

2) Pro forma data for the year ended December 31, 1996, as if the Company's acquisition of JPE Canada had been completed on January 1, 1996.

ORIGINAL EQUIPMENT

The Company's OEM group consists of four operations: Starboard, PTI, JPE Canada and IAF. Starboard manufactures and supplies luster, powder coated and co-extruded metallic decorative and functional exterior trim parts. PTI manufactures and supplies decorative extruded plastic exterior trim. JPE Canada manufactures and supplies plastic injection-molded fascias, rocker panels and body-side moldings. Starboard, PTI and JPE Canada supply parts directly to OEMs and to suppliers which sell to OEMs ("Tier 1 suppliers"). All of the parts supplied are utilized in automotive and light truck applications.

IAF manufactures and supplies decorative, specialty and standard wheel nuts for domestic OEMs and certain Japanese transplants. In addition, IAF uses its proprietary process to manufacture stainless steel capped wheel nuts.

On December 23, 1996, the Company acquired certain assets of Pebra Inc., a Canadian company which had filed for protection from creditors under the Companies' Creditors Arrangement Act ("CCAA"). Pebra Inc. filed for protection under the CCAA because the operations were experiencing excessive scrap, production inefficiencies, quality issues and substantial losses which management projected would continue under the existing operating structure. As a result of these negative trends and the CCAA filing, the Company was able to purchase certain assets of Pebra Inc. ("JPE Canada") at a substantial discount. On the date of acquisition, the Company began to implement a detailed plan to turn around the operations. This plan included a supplier agreement with JPE Canada's major customer and a realignment of the existing sales and administrative cost structure, both of which were executed as part of the acquisition. With these two steps, the addition of certain essential capital equipment and a revised management structure, the Company believes that it can turn around the operational and financial results of JPE Canada.

The acquisition of JPE Canada provides the Company with the ability to injection mold and paint large exterior trim parts, two technologies the Company did not previously possess. As a result of this acquisition, the Company will be able to provide OEM's with complete exterior trim systems which the Company believes is a competitive advantage when being considered for future OEM sourcing decisions.

AFTERMARKET

The Company's aftermarket group consists of two operations: DPI and Allparts. DPI manufactures and distributes springs and spring-related products and distributes a variety of other undercarriage replacement parts for trucks and trailers, consisting of wheel-end, suspension and steering products. Almost all of DPI's springs and spring-related products are manufactured at its plant in Harrisburg, Pennsylvania. Other products sold by DPI are purchased from third party manufacturers. DPI sells products to the truck and trailer parts independent aftermarket under the brand names "Stanley Springs" and "Dayton Parts."

Allparts distributes hydraulic brake system products for the independent automotive and light truck aftermarket. Currently, Allparts sells its brake parts under the brand names of "Brakeware" and "Tru-Torque." Allparts also sells a small percentage of parts under private label.

FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K contains, and from time to time the Company expects to make, certain forward-looking statements regarding its business, financial condition and results of operations. In connection with the "Safe Harbor" provisions of the Private Securities Reform Act of 1995 (the "Reform Act"), the Company intends to caution investors that there are several important factors that could cause the Company's actual results to differ materially from those projected in its forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of the Company.
Investors are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to the forward-looking statements to reflect events or circumstances or to reflect the occurrence of unanticipated events.

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii)
operational difficulties encountered during the launch of major new OEM programs; and (iii) the availability of funds to the Company for strategic acquisitions and capital investments to enhance existing production and distribution capabilities (see "Liquidity and Capital Resources").

MANUFACTURING OPERATIONS

ORIGINAL EQUIPMENT

Starboard manufactures decorative exterior trim, functional stampings and specialty products from stainless and galvanized steel. Starboard's primary manufacturing processes include roll forming, stamping, bending, and co-extrusion of steel and PVC. Decorative and functional parts produced by Starboard are often plated, painted or heat treated by third parties before final shipment to the customer. Decorative products are utilized in fascia, body side, window trim and reveal, garnish and wheel well trim applications. Starboard's functional stampings include shields, shims, spacers, rods, strikers, brackets, hinges, window stabilizers, seat channels and bent tubes. Specialty products produced by Starboard are primarily speaker grilles, luggage racks, appliques, and lamp bezels.

PTI manufactures extruded plastic exterior trim products. These products are manufactured primarily from PVC plastic which is extruded at high temperatures into parts of varying dimensions. Once extruded, these parts are usually painted or assembled by third party processors before being shipped to the customer. The parts are used primarily for decorative and styling purposes in the production of passenger cars, light trucks, minivans, and sport-utility vehicles. PTI manufactures three primary products: (1) reveal moldings, which surround a vehicle's windshield and backlight glass and cover the gap between the edge of the glass and the car body; (2) body side moldings, which serve aesthetic and functional purposes and are affixed to the side of a vehicle; and (3) bumper fascia moldings, which are bright or colored decorative inserts attached to plastic bumpers and bumper pads, and are primarily aesthetic in nature.

JPE Canada manufactures plastic injection molded parts which are both decorative and functional in nature. These parts are produced utilizing plastic compound which is injected into a product mold at high temperatures and then painted with a high luster finish. These products consist of: (1) front and rear fascias, which act as the integrated system of the grille, headlights/tail lamps and bumper on the front or rear of a vehicle; (2) rocker panels, which function as a guard directly below the door(s) and between the two wheels of the vehicle; and
(3) body-side moldings, which are styling aspects of the vehicle as well as providing dent protection.

IAF manufactures decorative capped, specialty, and standard wheel nuts. The manufacturing of wheel nuts is a highly automated repetitive process using cold forming machines for the basic shapes and secondary machines for internal and external threading, shaving, welding and crimping. IAF owns patents to secure stainless steel caps to the wheel nut that provide an aesthetically sleek and stylish appearance and serve as a rust shield.

AFTERMARKET

DPI manufactures springs, spring assemblies and spring-related products for the heavy-duty truck and trailer aftermarket. The Company has the capability of producing more than 17,000 spring types. These products require heating, trimming, bending and final heat treatment prior to assembly and painting. This manufacturing process is similar to the methods used by the OEM spring manufacturers.

MARKETING, DISTRIBUTION AND CUSTOMERS

ORIGINAL EQUIPMENT

The Company's OEM business supplies products to domestic OEMs either directly or through Tier 1 suppliers. In the year ended December 31, 1996, approximately 63% of the Company's net sales were to OEM customers. With the acquisition of JPE Canada, net sales to OEM customers would have been 73% on a pro forma basis. Sales to significant customers for the year ending December 31, 1996 were as follows:

                                   Actual         Pro Forma*
                                  ------         ----------
     General Motors                 36%              53%
     Chrysler Corporation           14%              10%

     *Pro forma amounts include the impact of the JPE Canada acquisition.

No other OEM customer accounts for more than 10% of the Company's net sales.

The Company sells its products through a direct sales force or agents that specialize in the Company's product lines. The Company works directly with its customers, including the three major U.S. automobile manufacturers, to design and develop products to satisfy market demands. Most of the parts the Company produces have lead times of one to four years from product award to production. The Company has been awarded new business for each of the 1998-2000 model years.

Because the Company's OEM business supplies its customers on a "just-in-time" basis, it does not currently maintain a backlog.

AFTERMARKET

The Company's aftermarket business distributes springs and spring-related products manufactured by DPI, as well as other undercarriage replacement parts, including wheel-end products (such as brake drums, cast spoke wheels, rotors and calipers), suspension parts (such as hangers, bushings, shocks and suspension kits) and steering components (such as king pin sets, ball joints, drag links and tie rod ends). Allparts derives all of its sales through the distribution of hydraulic brake parts to the independent aftermarket. As part of its distribution process, a number of products sold by Allparts are packaged at its distribution facility.

DPI uses its own sales force to sell products for heavy and medium-duty trucks and trailers throughout the continental United States and parts of Canada to approximately 700 customers with approximately 1,200 locations. Although most of DPI's products are for the repair and maintenance needs of heavy and medium-duty trucks, trailers and mobile equipment, DPI also sells some products for light-duty trucks. In addition to on-the-road trucks and trailers, DPI distributes undercarriage replacement parts for specialty vehicles such as garbage trucks, cement trucks, construction equipment and farm equipment.

DPI sells its products primarily to spring service shops, fleet distributors, warehouse distributors and wheel and rim distributors. These outlets in turn sell parts to local truck fleets, redistribute parts to smaller outlets such as local repair garages or install the parts themselves on the end-users' vehicles.

Allparts' sales and marketing efforts are directed through a network of manufacturer's representative agencies. These agencies are directed by the national sales manager of Allparts.

No one aftermarket customer accounts for more than 10% of the Company's annual net sales. The aftermarket group ships most of its products in a short period of time after receiving the related order and does not maintain a significant order backlog.

SEASONALITY

The OEM business experiences seasonal fluctuations that are consistent with those of other OEM suppliers. The Company typically experiences decreased sales and operating income from its OEM business during the second half of each year due to OEM model changeovers and vacation periods.

The aftermarket business is subject to minor seasonal fluctuations, with demand for aftermarket parts tending to be higher in the second and third quarters because end-users have tended to make more vehicle repairs at those times.

COMPETITION

ORIGINAL EQUIPMENT

The OEM supplier industry is highly competitive and comprised of many companies of various sizes. Demand for parts and components sold to OEMs is driven by the demand for sales of new vehicles. The Company believes that the number of such competitors will decrease in response to the OEMs' pressure for supplier consolidation. The Company's largest competitors for exterior trim include Magna International Inc., Venture and Standard Products, and for fasteners include
MacLean-Fogg, Horizon and others. Many of the Company's competitors are divisions or subsidiaries of companies which are substantially larger and more diversified than the Company. In addition, many of the Company's competitors have greater financial and other resources than the Company.

The Company competes for new business both at the beginning of the development of new models and upon the redesign of existing models. Competitive factors in the market for the Company's OEM products include quality, reliability, cost, timely delivery, technical expertise and development capability.

AFTERMARKET

The automotive and truck parts aftermarket in which DPI and Allparts operate is highly competitive. Both DPI and Allparts have numerous competitors. However, the product lines of DPI and Allparts are narrow and focus on specific markets. There is no one competitor that dominates any product line in which either DPI or Allparts participates. Some of the Company's more significant competitors are Triangle Auto Spring Co., Brake Axle and Tandem Company, Rockwell International and Euclid Industries Inc. In addition, some of the Company's competitors are well-established truck or automotive suppliers which have greater financial and other resources than the Company. Among the primary competitive factors affecting this market are price, product quality, breadth of product line and customer service.

SUPPLIERS AND RAW MATERIALS

The principal raw materials used by DPI, Starboard and IAF in their manufacturing operations are various types and grades of steel, all of which are readily available. The principal raw materials used by PTI and JPE Canada are acrylic foam tape, PVC, and thermo plastic olefin (TPO) and thermo plastic urethane (TPU) compounds, all of which are readily available.

The Company purchases some of the products it distributes from many suppliers. The Company's distribution business is affected by its ability to obtain an adequate supply of the products it distributes, its relationships with its suppliers and its ability to purchase products from those suppliers on favorable terms.

Allparts purchases approximately 19,000 part numbers in bulk for the hydraulic brake line. The Company believes that it has multiple sources for all product part numbers from either domestic or offshore manufacturers.

INTELLECTUAL PROPERTY

The Company has a number of patents and patent applications pending in both the United States and certain foreign jurisdictions for its stainless steel fastener design and for processes related to its plastic injection molded products. Notwithstanding its patent portfolio, the Company believes that the design, quality and pricing of its products and its relations with its customers are substantially more important to its business than patent protection.

There can be no assurance that patents will be issued from any pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. The Company believes that it is not dependent to any material extent upon any one patent or group of patents.

GOVERNMENTAL REGULATIONS

The Company is subject to various federal, state, provincial and local laws and regulations relating to the operation of its businesses and the manufacture of its products, including those relating to product safety guidelines; generation, handling and disposal of waste; discharge and emission controls; and protection of health and the environment. These laws include the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act in the United States, together with implementing regulations and similar state laws and regulations, as well as similar laws and regulations in Canada and Ontario. In part, these laws and regulations govern the manner in which the Company handles various wastes, discharges, emissions and environmental conditions at or attributable to its operations or facilities.

Operations at some of the Company's facilities have been and continue to be sources of emissions and discharges of various materials, including air emissions from coating and painting operations and discharges of process wastewaters. For example, various Company facilities have been the sites of releases of polychlorinated biphenyl-contaminated oil, mineral spirits, fuel and quench oils and, possibly, other materials. Some of these materials remain at and about the sites of these facilities. Some of DPI's Harrisburg, Pennsylvania facilities are believed to be located on a former municipal landfill because materials associated with municipal landfills have been found at these facilities. In addition, at various Company facilities, substances have been and currently are used that are classified as hazardous under RCRA or as pollutants, contaminants or hazardous, toxic or regulated substances under other applicable laws. The parties from whom the Company acquired its operations have, to various degrees, agreed to limited indemnification of the Company against some environmental claims under the various acquisition agreements with the Company, but there can be no assurance that these indemnities will be adequate to cover all liabilities and expenses that may arise. Although the Company does not know the amounts of any liabilities or expenses it may incur in the future in connection with the investigation or remediation of materials or conditions in connection with the control of emissions and discharges at its facilities, it does not believe that these liabilities and expenses will have a material adverse effect on its financial condition or results of operations (although there could be such effects in particular periods).

Developments with regard to laws, regulations and enforcement policies could result in additional, presently unquantifiable, costs or liabilities to the Company or might in the future restrict the Company in ways that could require it to modify, supplement or replace existing equipment and facilities and to change or cease present methods of operation. Furthermore, laws, regulations and governmental policies are subject to change and no assurance can be given that existing laws, regulations and policies will not be amended or that new laws, regulations and policies will not be adopted that will impose more extensive regulation, cost or liability on the Company in the future.

RESEARCH AND DEVELOPMENT

During the year ended December 31, 1994, the Company did not make any significant expenditures for research and development. For the years ended December 31, 1996 and 1995, expenditures of approximately $1.7 million and $1.3 million, respectively, were incurred working with the Company's OEM customers on product design and development.

EMPLOYEES

The Company had a total of approximately 1,420 employees on December 31, 1996, approximately 870 of whom were located in the United States.

ITEM 2.   PROPERTIES

The following list indicates the Company's principal manufacturing, distribution and administrative facilities by location. All owned U.S. facilities are subject to liens under the Credit Agreement and all owned Canadian facilities are subject to liens under the Canadian Credit Facility:

                                                 Building Size
Primary Use                                      (Approximate           Owned
of the Facility            Location              Square Feet)         or Leased
---------------            --------              ------------         ---------
Corporate headquarters     Ann Arbor, MI             3,200             Leased
Manufacturing              East Tawas and
                            Tawas, MI              141,000             Owned
Manufacturing and
 administrative            Royal Oak, MI            75,000             Owned
Manufacturing and
 administrative            Beavercreek, OH         105,000             Owned
Finishing and
 distribution              Jamestown, OH            90,000             Owned
Manufacturing              Harrisburg, PA          100,000             Owned
Distribution and
 administrative            Harrisburg, PA          160,000             Leased
Packing and dis-
 tribution facility        Louisiana, MO            40,000             Owned
Manufacturing and
 administrative            Peterborough,
                            Ontario, Canada        220,000             Owned
Manufacturing and
 warehousing               Peterborough,
                            Ontario, Canada        191,000             Leased
Manufacturing              Kitchener, Ontario,
                            Canada                  94,000             Owned


The Company's buildings, machinery and equipment are in adequate operating condition, and are suitable and adequate for current production requirements.


ITEM 3.   LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to, nor are any of its properties the subject of, any pending legal proceedings, other than certain ordinary routine litigation incidental to their businesses, which in the opinion of management is not material.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers of the Company are identified below. Officers are appointed by the Board of Directors and serve at its discretion.

Name                    Age       Position
----                    ---       --------

John Psarouthakis       64        Chairman of the Board, President, Chief
                                    Executive Officer and Director
C. William Mercurio     57        President-OEM Group
Donna L. Bacon          45        Vice President, General Counsel and Secretary
James J. Fahrner        45        Vice President and Chief Financial Officer


Dr. John Psarouthakis is the founder of the Company and has been Chairman of the Board, Chief Executive Officer and a Director of the Company since it began operations in late 1991 and assumed the position of President in July, 1996. In 1978, Dr. Psarouthakis organized J. P. Industries, Inc. ("JPI"), which became a Fortune 500 transportation components manufacturing and distribution company, where he served as Chairman, President and a Director until its sale in August 1990. After the sale of JPI, Dr. Psarouthakis was involved in various private investments and professional activities until the Company began operations. Dr. Psarouthakis is currently an Adjunct Professor teaching Acquisitions and Mergers at the University of Michigan Graduate School of Business.

Mr. C. William Mercurio has been President of the Company's OEM Group since July 1996, prior to which he served as President of PTI since its acquisition by the Company in April 1995. In November 1990, Mr. Mercurio and a group of investors purchased PTI from its parent company, Protective Treatments, Inc. Mr. Mercurio has held the position of President of PTI since 1990.

Ms. Donna L. Bacon has been Vice President, General Counsel and Secretary of the Company since October 1994. From August 1991 to October 1994, Ms. Bacon was Vice President, General Counsel and Secretary of The MEDSTAT Group, Inc., a provider of healthcare information services. From 1987 to January 1991, Ms. Bacon was General Counsel and Secretary of JPI.

Mr. James J. Fahrner has been Vice President and Chief Financial Officer of the Company since June 1995. From November 1990 until June 1995, Mr. Fahrner served as Vice President-Chief Financial Officer, Treasurer of Gelman Sciences Inc., a manufacturer of microfiltration products. From December 1989 to October 1990, Mr. Fahrner served as Vice President-Treasurer of JPI.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol "JPEI." The following table indicates the high and low sale prices for the Company's Common Stock as reported on the Nasdaq National Market for the last two years. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                       MARKET PRICE
QUARTER                     1995                               1996
-------                     ----                               ----
                    High             Low               High             Low
                    ----             ---               ----             ---
First             $14.00            $ 9.50           $11.25            $ 8.25
Second             16.25             13.50            11.13              9.00
Third              14.50             12.75            10.00              8.00
Fourth             13.50              8.75             9.00              6.88


On March 17, 1997, there were approximately 159 holders of record of the Company's Common Stock and approximately 2,500 beneficial shareholders.

The Company has never declared or paid any dividends on shares of Common Stock and has no intention of declaring or paying any dividends on shares of Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business, including possible future acquisitions.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the periods ended December 31, 1992, 1993, 1994, 1995 and 1996, are derived from the Company's financial statements, audited by Coopers & Lybrand L.L.P., independent accountants, and should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere in this Report on Form 10-K (the "Company's Financial Statements"). The selected financial data set forth below should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report on Form 10-K. Certain amounts from 1995 have been reclassified to conform with the 1996 presentation.

                                          Years Ended December 31,
                                          ------------------------
                               1992       1993      1994      1995       1996
                               ----       ----      ----      ----       ----
                                    (in thousands, except per share data)
Income statement data:
  Net sales                   $   --    $54,693   $70,073   $169,202   $201,453
  Cost of goods sold              --     40,639    51,994    134,156    166,714
                              -------   -------   -------   --------   --------

    Gross profit                  --     14,054    18,079     35,046     34,739

Charge for impairment
 of goodwill                      --        --        --         --       4,300

Selling, general and
 administrative expenses          572     9,950    11,892     21,591     24,893
                              -------   -------   -------   --------   --------

    Operating profit (loss)      (572)    4,104     6,187     13,455      5,546

Interest income (expense),
 net                              224      (844)   (1,029)    (6,226)    (6,932)
                              -------   -------   --------  --------   --------

    Income (loss) before
     income taxes                (348)    3,260     5,158      7,229     (1,386)

Income tax expense                --      1,159     1,968      2,780        203
                              -------   -------   -------   --------   --------

    Net income (loss)         $  (348)  $ 2,101   $ 3,190   $  4,449   $ (1,589)
                              =======   =======   =======   ========   ========

Earnings (loss) per
 common share                 $  (.15)  $   .73   $   .83   $   1.09   $   (.35)
                              =======   =======   =======   ========   ========

Weighted average shares
 outstanding                    2,290     2,871     3,865      4,092      4,587

Balance sheet data
 (at end of period):
  Working capital              $ 6,563  $15,617   $22,084   $ 39,955   $ 42,138
  Total assets                  28,168   34,891    66,492    145,229    174,725
  Long-term debt (including
   current maturities)          14,009    7,287    25,973     83,375    110,001

  Total shareholders' equity     6,154   21,790    25,513     36,747     35,778


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto to assist in understanding the Company's results of operations, its financial position, cash flows, capital structure and other relevant financial information.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Net sales for the year ended December 31, 1996 were $201,453,000 compared to $169,202,000 for the previous year. The net sales increase of 19% is principally attributable to the full year effect of the acquisition of two OEM businesses completed in the first quarter of 1995, a stronger North American automotive market than in 1995 and a rise in aftermarket orders. Additionally, the Company began production and shipments of end formed plastic extruded body side moldings, which is a proprietary technology that was purchased from another company in late 1995. For the year ended December 31, 1996, net sales for the Company were 63% to OEM customers and 37% to aftermarket customers.

Gross profit decreased to $34,739,000 for the year ended December 31, 1996 compared with $35,046,000 for the prior year. The gross margin percentages were 17.2% and 20.7% for 1996 and 1995, respectively. The decline in gross margin is a result of production and launch difficulties at the Company's IAF and Starboard facilities; a change in sales mix at IAF to products with lower gross margins; and the impact of incentives associated with long-term OEM contract pricing. These reductions are partially offset by the recovery of $890,000 in costs related to the cancellation of a trim program from an OEM customer.

During the third quarter of 1996, management identified that a significant change had occurred in the product mix of IAF since it was acquired in March 1995. In accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets to be Disposed of," management recorded a $4,300,000 impairment writedown of goodwill associated with the acquisition of IAF. The goodwill was originally valued at $6,820,000 when IAF was acquired and, subsequent to the adjustment, had a net unamortized carrying value of approximately $2,136,000 as of December 31, 1996, based on management's estimate of the current fair market value of the IAF business which was acquired. This adjustment will reduce goodwill amortization by $172,000 on an annual basis.

Selling, general and administrative expenses increased 15.3% to $24,893,000 for the year ended December 31, 1996 compared to $21,591,000 for 1995. The increase in spending is a result of the full year impact of two OEM acquisitions made in the first three months of 1995 and an $850,000 charge related to the write-down of an equity investment and severance costs for changes in senior management at IAF and Starboard. Selling, general and administrative expense as a percentage of sales was 12% and 13% for the years ending December 31, 1996 and 1995, respectively. The decline in this percentage is attributable to management efforts to contain costs in its Aftermarket and OEM businesses, the increasing significance of the OEM business to the Company and a $342,000 non-recurring charge recorded in 1995 for severance agreements of two senior executives. Amortization of goodwill for the year ended December 31, 1996 was $1,267,000 versus $924,000 for the same period in 1995.

Interest expense increased to $6,932,000 in 1996 compared to $6,226,000 for the year ended December 31, 1995. The increase is a result of funds borrowed to finance two OEM supplier acquisitions in 1995 and a slightly higher debt level as a result of capital additions to enhance existing production technologies and capabilities. The average interest rate for 1996 and 1995 was 8%.

The effective tax rates for the years ended December 31, 1996 and 1995 were 15% and 38.5%, respectively. The decline in tax rate is due to the Company experiencing pre-tax losses for the year ending December 31, 1996. Even with pre-tax losses in 1996, the Company was still subject to tax as a result of non-deductible goodwill, the write-off of an equity investment in a joint venture and losses that occurred in Michigan, whose tax is not income based.

Net loss for the year ended December 31, 1996 was $1,589,000 compared to net income of $4,449,000 for the year ended December 31, 1995. Loss per share for the year ended December 31, 1996 was $0.35 per share as compared to earnings per share of $1.09 for the same period in 1995. These changes are a result of the factors mentioned above. The weighted average shares for 1996 were 4,587,000 as compared to 4,092,000 for 1995. During 1995 and 1996, the Company issued a total of 794,362 shares through a public offering and its stock option plans.

On a pro forma basis, assuming the acquisitions of IAF, PTI and JPE Canada occurred on January 1, 1995, the net sales for the year ended December 31, 1996 would have been approximately $275,860,000, an increase of approximately 5% over 1995 sales. The increase is attributable to higher new vehicle production, an increase in the aftermarket industry in 1996 and other sales factors mentioned above. On a pro forma basis, net loss would have been approximately $2.0 million or $.43 per share for the year ended December 31, 1996.

The pro forma data does not purport to be indicative of the results which would actually have been reported if these transactions had occurred on such dates or which may be reported in the future. The pro forma data should be read in conjunction with the historical financial statements.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Net sales for the year ended December 31, 1995 were $169,202,000 compared to $70,073,000 for the previous year. The net sales increase of 141% is principally attributable to the acquisitions of two OEM businesses completed in the first quarter of 1995 and the full year effect of the two acquisitions made in 1994. For the year ended December 31, 1995, net sales for the Company were 60% to OEM customers and 40% to aftermarket customers. The Company's only business which was owned for the full twelve months of both 1994 and 1995 was Dayton Parts, the Company's first acquisition. Sales for this business were flat in 1995 as compared to the prior year, reflecting a slowdown due to customer inventory adjustments and fewer miles driven in the truck industry.

Gross profit increased 94% to $35,046,000 for the year ended December 31, 1995 compared with $18,079,000 for the prior year. The gross margin percentages were 20.7% and 25.8% for 1995 and 1994, respectively. This decline in gross margin reflects the impact of the acquired OEM businesses, which have lower gross margins than aftermarket companies. However, the margins of the aftermarket businesses are offset by higher selling and distribution costs.

Selling, general and administrative expenses increased 82% to $21,591,000 for the year ended December 31, 1995 compared to $11,892,000 for 1994. Approximately $7,500,000 of the increase represent selling, general and administrative expenses from the Company's acquisitions in 1995 and 1994. The percentage of selling, general and administrative expenses to net sales was 13% for 1995 as compared to 17% for the year ended December 31, 1994. The decline in this percentage is attributable to the increasing significance of the OEM business to the Company. The increased level of spending also includes a $342,000 non-recurring accrual for severance agreements for two senior executives whose employment terminated during the second quarter of 1995, and higher corporate administrative costs for professional personnel required to manage and operate the Company at its current size. Amortization of goodwill for the year ended December 31, 1995 was $1,180,000, which on an annual basis will be approximately $1.4 million.

Interest expense increased to $6,226,000 in 1995 compared to $1,029,000 for the year ended December 31, 1994. The Company has financed the last three acquisitions totaling approximately $79 million through its $110 million Credit Agreement. The average interest rate on this facility during the past year was 8%.

The effective tax rates for the years ended December 31, 1995 and 1994 were 38.5% and 38.2%, respectively. The higher effective tax rate is attributable to non-deductible goodwill resulting from the acquisitions of Allparts and Starboard, which were stock purchases.

Net income for the year ended December 31, 1995 increased 39% to $4,449,000 compared to reported results of $3,190,000 for the year ended December 31, 1994. Earnings per share increased 31% to $1.09 per share from $.83 per share. The weighted average shares for 1995 were 4,092,000 as compared to 3,865,000 for 1994. During 1995, the Company issued a total of 685,812 shares through private and public offerings, and its stock option plans.

On a pro forma basis assuming the acquisitions of Starboard, IAF and PTI occurred on January 1, 1994, the net sales for the year ended December 31, 1995 would have been approximately $190,285,000, an increase of approximately 2% over the comparable amount for 1994. On a pro forma basis, net income would have been approximately $5.3 million or $1.28 per share for the year ended December 31, 1995.

The pro forma data does not purport to be indicative of the results which would actually have been reported if these transactions had occurred on such dates or which may be reported in the future. The pro forma data should be read in conjunction with the historical financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund business acquisitions, working capital needs, and capital additions to enhance existing production technologies and capabilities. Historically, the Company has used cash flows generated by operations, borrowings under its credit agreements and equity financing to meet these needs.

The Company's principal source of liquidity is the $110 million Third Amended and Restated Credit Agreement dated December 31, 1996 (the "Credit Agreement"). This Agreement was amended several times during 1995 through December 1996 to provide the Company with adequate capital resources for businesses that were acquired. The Company has several borrowing rate options under the Agreement based on, among other things, the bank's prime rate and LIBOR plus a variable margin. The variable margin depends on the Company's cash flow and fixed charge coverage ratios. The variable margin was 2.25% at December 31, 1996 and the average rate on the outstanding borrowings was 7.8%. The Credit Agreement expires on October 27, 1998 and has no principal repayment requirements prior to expiration. The Credit Agreement is collateralized by all of the Company's assets, with the exception of JPE Canada's assets. The Credit Agreement includes various restrictive financial and other covenants. The Company was in compliance with all covenants as of December 31, 1996.

The Company has an interest rate swap agreement on $30 million notional amount of borrowings under the Credit Agreement. The swap agreement is effective October 26, 1995 through October 26, 1998. This agreement exchanged the three-month LIBOR rate for a fixed rate of 6.225%.

On December 20, 1996, JPE Canada entered into a Cdn. $28.7 million credit agreement with a Canadian bank (the "Canadian Credit Facility"), primarily to fund the acquisition of Pebra Inc. In addition to funding the acquisition of Pebra Inc., the Canadian Credit Facility permits JPE Canada to borrow funds in the form of advances for operating requirements and capital expenditures. Repayment terms of borrowings under the facility vary based on the nature of the advance. Advances under the Canadian Credit Facility are secured by substantially all of the assets of JPE Canada. Interest rates on the advances are computed at either the Canadian Prime Rate or the Base Rate, as defined in the agreement. At December 31, 1996, the average interest rate was 5.5%.

During 1995, the Company acquired the assets of Industrial & Automotive Fasteners, Inc. and all outstanding capital stock of Plastic Trim, Inc. The total consideration for these two businesses was $66.6 million. The acquisitions were financed principally from borrowings under the Credit Agreement and a $10 million short-term note to a former owner. This short-term note was repaid on January 2, 1996 from borrowings under the Credit Agreement.

During 1996, the Company acquired certain assets and liabilities of Pebra Inc. for a total consideration of Cdn. $29.6 million (U.S. $21.7 million). Pebra Inc. filed for protection from creditors under the Companies' Creditors Arrangement Act due to negative operating results prior to the acquisition. Due to the nature of the acquisition, only certain assets (i.e., accounts receivable, inventory and fixed assets) and the Canadian Auto Workers Union unfunded pension liability were acquired from Pebra Inc. The acquisition was financed from borrowings under the Canadian Credit Facility and the Credit Agreement.

During the second quarter of 1995, the Company sold 135,712 shares of Common Stock at $14.00 per share for cash proceeds of approximately $1.9 million to certain former shareholders of Plastic Trim, Inc. in a private transaction.

In November 1995, the Company sold 500,000 shares of Common Stock at $10.75 per share through a public offering. The net proceeds of $4.6 million were used to pay down borrowings under the Credit Agreement.

Working capital at December 31, 1996 increased to $42.1 million as compared to $40.0 million at December 31, 1995. The increase in working capital was due primarily to the acquisition of JPE Canada. Cash generated from operations was $10.1 million for the year ended December 31, 1996. These funds were used for additions to property, plant and equipment totaling $13.5 million. The Company expects that it will be able to satisfy its debt service, working capital and capital expenditure requirements through cash flow generated from operations and, to the extent necessary, through borrowings under the Credit Agreement and the Canadian Credit Facility.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    JPE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Report of Independent Accountants                                        22


Consolidated Balance Sheets as of December 31,
  1995 and 1996                                                          23

Consolidated Statements of Income for the
  Years Ended December 31, 1994, 1995 and 1996                           24

Consolidated Statements of Shareholders' Equity for
  the Years Ended December 31, 1994, 1995 and 1996                       25

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1994, 1995 and 1996                                 26


Notes to Consolidated Financial Statements                            27-40

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of JPE, Inc.:


We have audited the accompanying consolidated balance sheets of JPE, Inc. as of December 31, 1995 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 and the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPE, Inc. as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Detroit, Michigan
February 25, 1997

                                    JPE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 at December 31,
                    (amounts in thousands, except share data)

                                     ASSETS
                                                  1995              1996
                                                  ----              ----
Current assets:
  Cash and cash equivalents                     $    288          $  1,316
  Accounts receivable, net of
    allowance for doubtful
    accounts of $369 and $262
    at December 31, 1995 and
    1996, respectively                            23,410            26,829
  Inventory                                       32,597            37,963
  Other current assets                             4,754             8,688
                                                --------          --------

      Total current assets                        61,049            74,796

Property, plant and equipment, net                47,978            69,281
Goodwill, net                                     32,635            27,068
Other assets                                       3,567             3,580
                                                --------          --------

      Total assets                              $145,229          $174,725
                                                ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt             $    108          $    323
  Short term debt                                    --              8,120
  Accounts payable                                15,156            17,643
  Accrued liabilities                              5,656             6,190
  Income taxes                                       174               382
                                                --------          --------

      Total current liabilities                   21,094            32,658

Deferred income taxes                              2,927             3,184
Other liabilities                                  1,194             1,547
Long-term debt, non-current                       83,267           101,558
                                                --------          --------

      Total liabilities                          108,482           138,947
                                                --------          --------

Commitments and contingencies                        --                --

Shareholders' equity:
  Preferred stock, no par value,
    3,000,000 authorized, no
    shares issued and outstanding                    --                --
  Common stock, no par value,
    15,000,000 authorized,
    4,473,930 and 4,582,480 issued
    and outstanding at December 31,
    1995 and 1996, respectively                   27,301            27,921
  Retained earnings                                9,446             7,857
                                                --------          --------

      Total shareholders' equity                  36,747            35,778
                                                --------          --------

        Total liabilities and
          shareholders' equity                  $145,229          $174,725
                                                ========          ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                        for the years ended December 31,
                  (amounts in thousands, except per share data)

                                          1994           1995           1996
                                          ----           ----           ----
Net sales                                $70,073       $169,202       $201,453

Cost of goods sold                        51,994        134,156        166,714
                                         -------       --------       --------

  Gross profit                            18,079         35,046         34,739

Charge for impairment of
  goodwill (Note 11)                         --             --           4,300

Selling, general and
  administrative expenses                 11,892         21,591         24,893
                                         -------       --------       --------

  Operating profit                         6,187         13,455          5,546

Interest expense, net                      1,029          6,226          6,932
                                         -------       --------       --------

  Income (loss) before income taxes        5,158          7,229         (1,386)

Income tax expense                         1,968          2,780            203
                                         -------       --------       --------

  Net income (loss)                      $ 3,190       $  4,449       $ (1,589)
                                         =======       ========       ========


Earnings (loss) per common share          $  .83        $ 1.09          $ (.35)
                                          ======        ======           =====


Weighted average shares outstanding        3,865         4,092           4,587
                                           =====         =====           =====

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         for the years ended December 31
                    (amounts in thousands, except share data)

                                      Common Stock
                                      ------------
                                    Shares                 Retained
                                 Outstanding    Amount     Earnings     Total
                                 -----------    ------     --------     -----
Balances, January 1, 1994         3,781,772     $19,983     $1,807     $21,790

  Issuance of stock warrants                        500                    500

  Employee Stock Plan                 6,346          33                     33

  Net income                                                 3,190       3,190
                                  ---------     -------     ------      ------

Balances, December 31, 1994       3,788,118      20,516      4,997      25,513
                                  ---------     -------     ------     -------

  Issuance of stock                 635,712       6,497                  6,497

  Employee Stock Plan                50,100          75                     75

  Tax benefit from exercised
    stock options                                   213                    213

  Net income                                                 4,449       4,449
                                  ---------                 ------     -------

Balances, December 31, 1995       4,473,930      27,301      9,446      36,747
                                  ---------     -------     ------     -------

  Employee Stock Plan               108,550         410                    410

  Tax benefit from exercised
    stock options                                   210                    210

  Net loss                                                  (1,589)     (1,589)
                                  ---------     --------    ------     -------

Balances, December 31, 1996       4,582,480     $ 27,921    $7,857     $35,778
                                  =========     ========    ======     =======

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                             (amounts in thousands)
                                                     1994      1995      1996
                                                     ----      ----      ----
Cash flows from operating activities:
 Net income (loss)                                 $ 3,190   $ 4,449   $ (1,589)
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Charge for impairment of goodwill (Note 11)        --        --       4,300
    Depreciation and amortization                    1,782     5,822      7,416
    Disposal of property and equipment                  21       232         98
    Changes in operating assets and liabilities:
      Accounts receivable                             (864)    1,278       (936)
      Inventory                                        711    (3,815)       729
      Other assets                                    (790)   (2,940)    (1,534)
      Accounts payable                              (1,607)      530      2,487
      Accrued liabilities                             (799)     (852)    (1,376)
      Income taxes                                  (1,255)      138        208
      Deferred income taxes                            529     1,057        257
                                                   -------   -------   --------

        Net cash provided by operating
          activities                                   918     5,899     10,060
                                                   -------   -------   --------

Cash flows from investing activities:
 Purchase of property and equipment                 (1,563)   (5,221)   (13,150)
 Purchase of patent                                    --        --      (1,466)
 Acquisition of Allparts, Inc.                      (7,723)      --         --
 Acquisition of Starboard Industries, Inc.            (207)      --         --
 Acquisition of Industrial & Automotive
  Fasteners, Inc.                                      --    (15,638)       --
 Acquisition of Plastic Trim, Inc.                     --    (40,578)       --
 Acquisition of Pebra Inc.                             --        --     (21,662)
                                                   -------   -------   --------

        Net cash used by investing activities       (9,493)  (61,437)   (36,278)
                                                   -------   -------   --------

Cash flows from financing activities:
 Repayments of promissory notes                     (1,940)  (12,889)       --
 Sale of common stock, net                              33     6,572        410
 Repayments of term loans                           (2,874)   (2,461)   (10,100)
 Net borrowings (repayments) under revolving loan    9,141    62,377     19,270
 Net borrowings under Canadian credit facility         --        --      17,456
 Payment of deferred financing costs                  (325)     (278)       --
 Tax benefit from exercised stock options              --        213        210
                                                   -------   -------   --------

        Net cash provided by financing activities    4,035    53,534     27,246
                                                   -------   -------   --------

Net increase (decrease) in cash                     (4,540)   (2,004)     1,028

Cash and cash equivalents, beginning of period       6,832     2,292        288
                                                   -------   -------   --------

Cash and cash equivalents, end of period           $ 2,292   $   288   $  1,316
                                                   =======   =======   ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BUSINESS - JPE, Inc. is a manufacturer and distributor of automotive and truck components for the original equipment manufacturers and the replacement parts markets sold principally in North America. Total sales for the year ended December 31, 1996 were approximately 63% to the original equipment manufacturers and 37% to the replacement parts markets. Including the full year effect of the acquisition of Pebra Inc., as discussed in Note 10, the percentage of sales to original equipment manufacturers would have been 73%

     FINANCIAL STATEMENT PRESENTATION - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain financial statement items have been reclassified to conform to the current year's format.

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of JPE, Inc. (the "Company"), and its wholly-owned subsidiaries, Dayton Parts, Inc. ("Dayton Parts"), Allparts, Inc. ("Allparts"), SAC Corporation ("Starboard"), Industrial & Automotive Fasteners, Inc. ("IAF"), Plastic Trim, Inc. ("PTI") and JPE Canada Inc. ("JPE Canada"), from the dates of acquisition (the "Acquisitions"), December 31, 1992, July 31, 1994, September 30, 1994, February 28, 1995,
     March 31, 1995, and December 23, 1996, respectively. All significant intercompany accounts and transactions with the consolidated subsidiaries have been eliminated in the preparation of the consolidated financial statements.

     CONCENTRATION OF CREDIT RISK - Accounts receivable of the Company, which represent the principal concentration of credit risk, result from sales to companies in the automotive, light truck and heavy duty truck original equipment and aftermarket industries. Credit is extended based upon an evaluation of the customer's financial condition and collateral is not required from customers.

     INVENTORY - Inventory is valued at the lower of cost or market using the first-in, first-out ("FIFO") cost method.

     FOREIGN CURRENCY TRANSLATION - Translation gains and losses arising from the settlement of foreign currency transactions are charged to the related period's statement of operations. Translation adjustments arising from the translation of foreign subsidiary financial statements are recorded as a separate component of stockholders' equity.

     PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION - Property, plant and equipment are recorded at cost. Costs assigned to property, plant, and equipment purchased as part of an acquisition are based on the fair value of such assets on the date of the acquisition or an allocation of total purchase price if the fair value of assets acquired exceeds the purchase price. Improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses on sales and retirements of properties are included in the determination of the results of operations. Provisions for depreciation of property, plant, and equipment have been computed using the straight-line method based on estimated useful lives of the related assets.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

     GOODWILL - Costs in excess of net assets of acquired companies are amortized over 25 years using the straight-line method. Accumulated amortization at December 31, 1995 and 1996 was $1,070 and $2,337, respectively.

     DEFERRED FINANCING COSTS - Deferred financing costs associated with borrowings are being amortized over their respective periods. Accumulated amortization at December 31, 1995 and 1996 was $114 and $243, respectively.

     EARNINGS PER COMMON SHARE - Earnings are divided by the sum of the weighted average number of common shares and common stock equivalents outstanding during the year to compute earnings per share.

     STOCK BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to measure compensation costs using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include investments in highly liquid instruments with a maturity of three months or less.


2.   INVENTORY:

     Inventory consisted of the following at December 31:

                                                    1995               1996
                                                    ----               ----
     Raw materials                                $10,780            $15,116
     Work in process and components                 2,630              4,811
     Finished goods                                16,607             15,457
     Tooling                                        2,580              2,579
                                                  -------            -------

                                                  $32,597            $37,963
                                                  =======            =======

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


3.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following at December 31:

                                                    1995               1996
                                                    ----               ----
     Land                                         $ 2,304            $ 2,894
     Buildings                                     12,464             15,015
     Machinery and equipment                       35,260             59,891
     Furniture and fixtures                         5,217              4,565
                                                  -------            -------
                                                   55,245             82,365
       Less accumulated depreciation               (7,267)           (13,084)
                                                  -------            -------

                                                  $47,978            $69,281
                                                  =======            =======



4.   ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following at December 31:

                                                    1995               1996
                                                    ----               ----
     Accrued compensation                         $   714            $ 1,856
     Accrued interest                               1,558                876
     Accrued employee benefits                      1,998              1,381
     Accrued taxes                                    326                530
     Other                                          1,060              1,547
                                                  -------            -------

                                                  $ 5,656            $ 6,190
                                                  =======            =======

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


5.   LONG-TERM DEBT:

     Long-term debt consisted of the following at December 31:

                                                    1995                1996
                                                    ----                ----
     Revolving credit agreement with banks
     due October 1998.                            $72,925            $ 92,200

     Credit agreement between JPE Canada
     Inc. and Canadian bank                           --               16,357

     Note payable to sellers of
     Industrial & Automotive
     Fasteners payable January  2,
     1996, interest rate of 8 percent
     per annum, refinanced January
     1996 using funds available under
     revolving credit agreement                    10,000                 --

     Other                                            450               1,444
                                                  -------            --------

     Total long-term debt                          83,375             110,001

     Less short-term portion of
     long-term debt                                   --                8,120

     Less current portion of
     long-term debt                                   108                 323
                                                  -------            --------

     Long term debt, non-current                  $83,267            $101,558
                                                  =======            ========


     At December 31, 1996, the Company's revolving credit agreement provided for maximum borrowings of $110,000. Interest is computed under various options available to the Company including prime and LIBOR plus a margin based on leverage and fixed charge coverage ratios. At December 31, 1995 and 1996, the average interest rate was 7.8%. The revolving credit agreement provides for a facility fee which is payable quarterly in arrears. Facility fees were $276 in 1995 and $241 in 1996.

     All assets of the Company, with the exception of the assets of JPE Canada, are collateralized by the lender under the revolving credit agreement. In addition, the revolving credit agreement contains restrictive covenants pertaining to payment of cash dividends, fixed charges and funded debt. The revolving credit agreement was amended during 1996 to provide for separate borrowings for JPE Canada and to change the fixed coverage ratio for the effect of the impairment of an asset explained in Note 11. The Company was in compliance with the covenants at December 31, 1995 and 1996.

     The Company has an interest rate swap agreement on $30 million notional amount of borrowings under the revolving credit agreement. The swap agreement, which is held for other than trading purposes, is effective
     October 26, 1995 through October 26, 1998. This agreement exchanged the three-month LIBOR rate for a fixed rate of 6.225%. The interest rate swap agreement has been entered into with a major financial institution which is expected to fully perform under the terms of the agreement. The difference in the interest rate between the swap agreement and the three-month LIBOR rate is recorded as an increase or decrease to interest expense.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


5.   LONG-TERM DEBT, continued:

     On December 20, 1996, JPE Canada entered into a Cdn. $28.7 million credit agreement with a Canadian bank, primarily to fund the acquisition of Pebra Inc. See Note 10 for the discussion on the acquisition. Included in the Cdn. $28.7 million credit agreement is Cdn. $12 million which can be utilized towards the original purchase of working capital from Pebra Inc. and future working capital needs. Borrowings under this section of the credit agreement are payable on demand. At December 31, 1996, JPE Canada had Cdn. $11,081 (U.S. $8,120) outstanding related to working capital borrowings under the credit agreement. The credit agreement also allows JPE Canada to borrow funds for other operating needs and capital expenditures. Repayment terms on these borrowings vary based on the nature of the borrowing. All borrowings under the credit agreement are secured by substantially all of the assets of JPE Canada. Interest rates on the borrowings are computed based on either the Canadian Prime Rate or the Base Rate (for U.S. dollar borrowings), as defined in the agreement. At December 31, 1996, the average interest rate on all Canadian borrowings was 5.5%.

     Maturities of long-term debt, including current portion for the years following December 31, 1996 are as follows: $8,443 in 1997; $93,184 in 1998; $1,767 in 1999; $1,667 in 2000; and $4,940 thereafter. All debt related amounts recorded in the accompanying balance sheets at December 31, 1996 and 1995 approximate the fair value of the related debt.


6.   EMPLOYEE BENEFIT PLANS:

     The Company has several different defined contribution plans consisting of a 40l(k) plan and profit sharing plans which cover substantially all U.S. based non-union employees. The Company's contribution is discretionary. The charges to operations for the years ended December 31, 1994, 1995 and 1996 were $229, $1,183 and $1,639, respectively.

     The Company sponsors a defined contribution money purchase plan for the non-union employees of JPE Canada. There were no contributions made to this plan in the year ended December 31, 1996.

     The Company sponsors defined benefit pension plans for employees covered under collective bargaining agreements at its PTI and JPE Canada subsidiaries. The benefits are earned based on stated amounts for each month of credited service. The Company's policy is to fund amounts as allowed under applicable federal regulations. The assets of the plans are invested in certificates of deposit, treasury notes and equity securities.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


6.   EMPLOYEE BENEFIT PLANS, continued:

     Pension information is as follows:

       Components of Net Periodic Pension Cost

                                                   Year Ending December 31,
                                                     1995             1996
                                                     ----             ----

         Service cost                                $ 89            $ 69
         Interest cost                                 82              77
         Actual return on assets                      (48)            (91)
         Net amortization and deferral                 (6)            (10)
                                                     ----            ----

       Net cost                                      $117            $ 45
                                                     ====            ====


     No expense was recognized in the year ending December 31, 1996 for the JPE Canada plan.

       Reconciliation of Funded Status
                                          December 31, 1995   December 31, 1996
                                          -----------------   -----------------
                                                PTI         JPE Canada     PTI
                                                ---         ----------     ---
         Actuarial present value of
          benefit obligations
            Vested                             $  943        $1,144      $1,129
            Unvested                               17                        23

       Accumulated Benefit Obligation (ABO)       960         1,144       1,152

       Projected Benefit Obligation (PBO)         960         1,144       1,152
       Actual plan assets at fair value         1,078           650       1,344

       Plan assets greater (less) than PBO        118          (494)        192
       Unrecognized transition liability          (98)                      (86)
       Unrecognized net gain                      (90)                     (108)
       Unrecognized prior service cost             67                        62
       Unamortized prior year's gain              (46)                      (69)
                                               ------        ------      ------

       Accrued pension cost recognized
        in the balance sheet                   $  (49)       $ (494)     $   (9)

       Major assumptions
         Discount rate                           7.75%         7.00%       8.00%
         Rate of return on plan assets           7.00%         7.00%       8.00%



                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


6.   EMPLOYEE BENEFIT PLANS, continued:

     The Company contributes to a multiemployer defined benefit plan for the IAF employees covered under its collective bargaining agreement. This plan is composed of hundreds of different participating employers and many international and local unions. Pension benefits are determined on a formula basis which recognize length of service and benefit units. One benefit unit is credited for each 1,800 hours of service in covered employment. The Company has charged to expense $86 and $122 for the years ended December 31, 1995 and 1996, respectively.

     The Company also provides health care and life insurance benefits for the union employees of IAF. These employees become eligible for benefits if they qualify for retirement while working for the Company. The following table presents the plan's status at December 31:

                                                            1995         1996
                                                            ----         ----
     Accumulated postretirement benefit obligation
       Retirees                                           $  (152)     $  (151)
       Fully eligible active plan participants               (259)        (278)
       Other active plan participants                        (585)        (744)
                                                          -------      -------

         Accumulated postretirement benefit
          obligation                                      $  (996)     $(1,173)

       Unrecognized net loss                                  107          111
                                                          -------      -------

       Recorded accumulated postretirement
        benefit obligation                                $  (889)     $(1,062)
                                                          =======      =======


     The following table presents net periodic benefit cost for the year ended December 31:

                                                            1995         1996
                                                            ----         ----
       Service cost                                       $    63      $   117
       Interest cost                                           56           72
                                                          -------      -------

       Net periodic benefit cost                          $   119      $   189
                                                          =======      =======


     The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.25% in 1995 and 1996. The assumed annual health care cost trend rate was 7.5% and 7.0% for 1995 and 1996, respectively, decreasing to 5% in 2001. A one percentage point increase in the assumed health care cost trend rate would have increased the 1996 accumulated postretirement cost by $45 and would have increased the accumulated postretirement benefit obligation by $205.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


7.   INCOME TAXES:

     Income tax expense at December 31, 1994, 1995 and 1996 is as follows:

                                              1994        1995        1996
                                              ----        ----        ----
     Income (loss) before income tax
       U.S.                                  $5,158      $7,229      $(1,301)
       Foreign                                  --          --           (85)

     Current payable (refundable):
       Federal                               $1,219      $1,195      $  (395)
       State                                    220         220          378
                                             ------      ------      -------
     Total current payable (refundable)       1,439       1,415          (17)
                                             ------      ------      -------

     Deferred:
       Federal                                  432       1,375           96
       State                                     97         (10)         157
       Foreign                                  --          --           (33)
                                             ------      ------      -------
     Total deferred                             529       1,365          220
                                             ------      ------      -------

          Total income tax expense           $1,968      $2,780      $   203
                                             ======      ======      =======

     The 1994, 1995 and 1996 provision for income taxes differs from the amount of income tax determined by applying the statutory U. S. federal income tax rate to pretax income as a result of the following:

                                               1994        1995         1996
                                               ----        ----         ----
     Statutory U. S. federal tax rate           34%         34%         (34%)
     State taxes, net of federal tax
       benefit                                   4           3           26
     Non-deductible write-off of
       equity investment                        --          --           10
     Goodwill amortization                       3           7           14
     All other                                  (3)         (6)          (1)
                                                ---         ---          ---

          Effective tax rate                    38%         38%          15%
                                                ===         ===          ===


                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


7.   INCOME TAXES, continued:

     Deferred income taxes reflect the estimated future tax effect of temporary differences between the amount of the assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. At December 31, 1995 and 1996, deferred tax assets and liabilities are as follows:

                                                       1995            1996
                                                       ----            ----
     Deferred tax assets:

       Goodwill                                       $  --           $1,089
       Inventory                                         224             466
       Allowance for doubtful accounts                   142              96
       Employee benefits                                 844             961
       AMT tax credit                                    --              275
       All other                                          81              74
                                                      ------          ------
     Total deferred tax assets                         1,291           2,961
                                                      ------          ------

     Deferred tax liabilities:

       Property and equipment                          3,098           4,664
       LIFO Inventory                                    276             230
       Goodwill                                          158             --
                                                      ------          ------

     Total deferred tax liabilities                    3,532           4,894
                                                      ------          ------

     Net deferred taxes                               $2,241          $1,933
                                                      ======          ======


8.   STOCK OPTIONS AND WARRANTS:

     The Company has granted certain officers, directors, key employees and consultants stock options under the 1993 Stock Incentive Plan for Key Employees of JPE, Inc. The options granted under this plan give the bearer the right to purchase stock at a fixed price, determined at the date of grant.

     Under the JPE Stock Incentive Plan for Key Employees (the "Plan"), the total number of shares of common stock that may be granted is 775,250. The Plan provides that shares granted come from the Company's authorized but unissued common stock and that the price of the options granted qualifying as incentive options will not be less than 100 percent of the fair market value of the shares on the date of the grant. All options that have been granted under the Plan vest equally over a four year period and expire on various dates, typically ten years after the date of grant.

     Information regarding the Plan, the prior plan and the JPE Director Stock Option Plan for 1994, 1995 and 1996 is as follows:

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


8.   STOCK OPTIONS AND WARRANTS, continued:

                                               Weighted                 Weighted
                                               Average                  Average
                                               Exercise   Options       Exercise
                                    Shares     Price      Exercisable   Price
                                    ------     --------   -----------   --------

 Balance, December 31, 1993         291,400    $ 6.04
 Options exercised                   (6,346)     5.99
 Options terminated and expired     (20,704)     6.52
 Options granted                    135,000     10.56
                                    -------
 Balance, December 31, 1994         399,350    $ 7.54     197,600       $ 4.06

 Options exercised                  (50,100)   $ 1.50
 Options terminated and expired    (149,211)    12.05
 Options granted                    449,539     12.29
                                    -------
 Balance, December 31, 1995         649,578    $10.26     191,198       $ 6.33

 Options exercised                 (108,550)   $ 3.78
 Options terminated and expired    (597,418)    11.24
 Options granted                    537,000      7.67
                                    -------
 Balance, December 31, 1996         480,610    $ 7.61     168,981       $ 8.26
                                    =======

                                       1996            1995            1994
                                       ----            ----            ----

 Options available for grant
  at end of year                       294,640         125,672         176,000
 Option price range at end
  of year                         $3.26-$13.50    $3.26-$14.25    $1.50-$12.65
 Option price range for
  exercised shares                 $3.26-$4.01           $1.50           $5.99
 Weighted average grant date
  fair value of options granted          $4.44
 Weighted average remaining
  contractual life                     8 years


     On December 16, 1996, the Company elected to reprice 415,000 of the outstanding options to the then fair market value of $7.25.

     During 1994, the Company granted warrants to purchase 100,000 shares of common stock at $9.50 per share. The warrants were exercisable on the grant date. During 1993, the Company granted warrants to purchase 25,000 shares of common stock for $13.80 per share.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


8.   STOCK OPTIONS AND WARRANTS, continued:

     The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    1995             1996
                                                    ----             ----
     Net income (loss) - as reported               $4,449           $(1,589)
     Net income (loss) - pro forma                 $4,406           $(1,810)

     Earnings (loss) per share - as reported        $1.09             $(.35)
     Earnings (loss) per share - pro forma          $1.08             $(.40)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield of 0%; expected volatility of 56%; risk-free interest rate of 6.3%; and expected lives of 6 years.

     The pro forma disclosures may not be representative of the effects on reported net income and earnings per share because only stock options granted beginning in 1995 and 1996 are reflected in the pro forma amounts. Other factors that may impact pro forma disclosures in future years include the vesting period of stock options, timing of additional grants and number of additional shares granted.


9.   COMMITMENTS AND CONTINGENCIES:

     Various legal actions and other claims could be asserted against the Company. Litigation is subject to many uncertainties. The outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the consolidated financial position, liquidity, or results of operations of the Company at December 31, 1996.


10.  ACQUISITIONS:

     On December 23, 1996, the Company acquired substantially all of the assets of JPE Canada. On February 28, 1995 and March 31, 1995, the Company acquired the assets of IAF and all of the outstanding stock of PTI, respectively. These acquisitions have been accounted for as purchases. Accordingly, the purchase prices, which amounted to $26,015, $40,578 and $21,662 for IAF, PTI and JPE Canada, respectively, were allocated to the assets acquired and liabilities assumed. The values of the assets acquired and liabilities assumed with the purchases of IAF and PTI were based on the fair values at the respective dates of acquisition. The values of the assets acquired and liabilities assumed with the purchase of JPE Canada were based on the fair values at the date of acquisition with the exception of fixed assets, which are valued at an amount lower than the fair value due to the bargain purchase nature of the acquisition.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


10.  ACQUISITIONS, continued:

     The value of assets and liabilities assumed for the purchases of IAF, PTI and JPE Canada were comprised of the following on February 28, 1995, March 31, 1995, and December 23, 1996, respectively.

                                                                     JPE
                                                IAF        PTI      Canada
                                                ---        ---      ------

     Cash                                     $   --     $   --     $   --
     Accounts receivable and other assets       5,466      7,955      3,676
     Inventory                                  6,377      5,701      6,095
     Property, plant and equipment             10,443     17,517     14,154
     Goodwill                                   6,820     15,237        --
     Deferred tax asset                           876        469        --
                                              -------    -------    -------

              Total                            29,982     46,879     23,925

     Accounts payable and accrued
       expenses                                (3,967)    (6,301)    (2,263)
                                              -------    -------    -------

              Total, net                      $26,015    $40,578    $21,662
                                              =======    =======    =======


     The following unaudited pro forma summary for the years ended December 31, 1995 and 1996 assumes that the acquisitions of IAF, PTI and JPE Canada had occurred on January 1, 1995. The significant adjustments relate to the inclusion of amortization of goodwill, an increase in interest expense based on an increase in long-term obligations, additional or reduced depreciation on the revaluation of property, plant and equipment, and the related income tax effects.

                                                   1995             1996
                                                   ----             ----
     Revenues                                    $262,539         $275,860
     Operating profit                              24,486            6,524
     Income  (loss) before income taxes            13,012           (1,958)
     Net income (loss)                              8,120           (1,955)

     Earnings (loss) per common share               $1.98           ($0.43)


                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


11.  GOODWILL IMPAIRMENT:

     During the third quarter of 1996, management identified that a significant change had occurred in the product mix of its IAF subsidiary since its purchase in March 1995. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management recorded a $4,300 impairment writedown of the goodwill associated with the acquisition of IAF. The goodwill was originally valued at $6,820 when IAF was acquired and, subsequent to the adjustment, had a net unamortized carrying value of approximately $2,136 as of December 31, 1996. The writedown of $4,300 was calculated based on the estimated current fair market value of the IAF business which was $21,300. As a result of this writedown, goodwill amortization will be reduced by $172 on an annual basis.


12.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Selected cash payments and noncash activities for the years ended December 31, 1994, 1995 and 1996 were as follows:

                                                     1994      1995      1996
                                                     ----      ----      ----
     Cash paid for interest                         $ 1,050   $ 4,605   $ 6,780
     Cash paid for income taxes                       2,514     1,935        83

     Noncash investing and financing activities:
       Issuance of note payable in connection
            with Starboard acquisition               11,625       --        --
       Issuance of stock warrants in connection
            with Starboard acquisition                  500       --        --
       Debt assumed in connection with
            purchase of real property                   490       --        --
       Issuance of note payable in connection
            with the acquisition of IAF                 --     10,377       --


                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


13.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA:

     The Company operates principally in one segment, automotive and truck components, which are sold to the original equipment manufacturers as well as the replacement parts markets. The Company's sales to individual customers in excess of 10% of total revenue were:

                                                                     Pro Forma*
                                         1995           1996            1996
                                         ----           ----            ----
     General Motors Corporation           34%            36%             53%
     Chrysler Corporation                 12%            14%             10%


     *Including the impact of JPE Canada for all of 1996.

     There were no customers to whom sales were in excess of 10% of total revenue for the year ended December 31, 1994.

     The Company had export sales of approximately $20.5 and $26.5 million, principally to Canada, for the years ended December 31, 1995 and 1996, respectively. Export sales for the year ended December 31, 1994 were less than 10% of total revenues. The Company operates in the North American geographic area.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 regarding executive officers of the Company is included in the Supplemental Item in Part I of this Report and is incorporated in this Item 10 by reference. The information required by this Item 10 regarding directors of the Company will be set forth under the captions "Election of Directors" and "Other Information Relating to Nominees and Directors" in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders scheduled to be held May 15, 1997 and is incorporated in this Item 10 by reference. The Company is not required to make any disclosures under Item 405 of Regulation S-K.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 concerning executive compensation will be set forth under the caption "Compensation of Executive Officers and Directors" in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders scheduled to be held May 15, 1997 and (except for the information set forth under the caption "Compensation of Executive Officers and Directors -- Report of Compensation Committee") is incorporated in this Item 11 by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders scheduled to be held May 15, 1997 and is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Listing of Documents

              (1)  FINANCIAL STATEMENTS

                    The Company's  Consolidated Financial Statements included in
                    Item 8 hereof, as required at December 31, 1995 and 1996, and for the years ended December 31, 1994, 1995 and 1996, consist of the following:

                    o  Report of Independent Accountants
                    o  Consolidated Balance Sheets
                    o  Consolidated Statements of Income
                    o  Consolidated Statements of Shareholders' Equity
                    o  Consolidated Statements of Cash Flows
                    o  Notes to Consolidated Financial Statements

              (2)  FINANCIAL STATEMENT SCHEDULE

                    The financial statement schedule of the Company appended hereto, as required for the years ended December 31, 1994, 1995 and 1996, consist of the following:

                    VIII.  Valuation and Qualifying Accounts

              (3)  EXHIBITS

              Exhibit
              Number                   Description
              ------                   -----------

              2.1 Asset Purchase Agreement dated December 31, 1992, among Varity Corporation, a subsidiary of Varity Corporation formerly known as Dayton Parts, Inc., the Registrant and JPE Acquisition I, Inc., incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

              2.2 Stock Purchase Agreement dated December 13, 1994 by and among JPE, Inc. and the Shareholders of SAC Corporation, incorporated by reference to Registrant's Current Report on Form 8-K dated December 28, 1994.

              2.3 Asset Purchase Agreement dated February 28, 1995 among JPE Acquisition II, Inc., Key Manufacturing Group Limited
                    Partnership and TTD Management, Inc., incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated March 14, 1995.

              2.4 Acquisition Agreement dated as of April 6, 1995 among JPE, Inc., PTI Acquisition Corp. and Plastic Trim, Inc., incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated April 24, 1995.

              2.5 Agreement of Purchase and Sale dated November 15, 1996 between JPE, Inc., in trust for 1203462 Ontario Inc., and Pebra Inc., incorporated by reference to Registrant's Current Report on Form 8-K dated January 6, 1997.

              3.1   Articles of  Incorporation,  incorporated  by  reference  to
                    Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

              3.2 Bylaws, incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

              4     Form  of  Certificate   for  Shares  of  the  Common  Stock,
                    incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

             *10.1 Stock Option Agreement dated as of November 27, 1991, between John F. Daly and the Registrant, incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

              10.2 Shareholder Agreement (Conformed Copy), incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

              10.3 Indemnification Agreement dated September 1, 1993, between the Registrant and Dr. John Psarouthakis, incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

              10.4 Indemnification Agreement dated September 1, 1993, between the Registrant and Dr. Otto Gago, incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

              10.5 Indemnification Agreement dated September 1, 1993, between the Registrant and John F. Daly, incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

              10.6 Indemnification Agreement dated September 1, 1993, between the Registrant and Donald R. Mandich, incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

              10.7 JPE, Inc. Warrant to Purchase Common Stock issued by the Registrant in favor of Roney & Co., incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544). Pursuant to its terms, the foregoing Warrant was surrendered and exchanged for substitute Warrants identical to the foregoing Warrant in all respects except for the name of the substitute Warrant holder and the number of shares of the Registrant's Common Stock for which the substitute Warrants are exercisable, which terms are as follows:

                                                     Number of Shares
                                                   of Common Stock for
                    Warrant Holder              which Warrant is Exercisable
                    --------------              ----------------------------

                    Roney & Co.                           10,000
                    John C. Donnelly                       6,250
                    James C. Penman                        6,250
                    Dan B. French, Jr.                     2,500

              10.8 Exclusive Distributor Agreement dated December 31, 1992, between Dayton Walther Corporation ("DWC") and Dayton Parts, incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

              10.9 Exclusive Distributor Agreement dated December 31, 1992, between DWC and Dayton Parts, incorporated by reference to
                    Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

              10.10 Letter Agreement dated December 31, 1992, from  Kelsey-Hayes
                    Company to Acquisition (now known as Dayton Parts), incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

              10.11 Lease Agreement  dated May 3, 1993,  between Central Storage
                    & Transfer Company of Harrisburg, Inc. ("CSTCH") and Dayton Parts, as amended by First Addendum to Lease dated May 3, 1993, between CSTCH and Dayton Parts, incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

              10.12 JPE, Inc. 1993 Stock  Incentive Plan for Key  Employees,  as
                    amended, incorporated by reference to Exhibit 28 to the Registrant's Registration Statement on Form S-8 (File No. 33-93326).

              10.13 Form of JPE,  Inc.  Warrant  to  purchase  an  aggregate  of
                    100,000 shares of Common Stock at $9.50 per share issued by the Registrant in favor of the sellers of SAC Corporation, incorporated by reference to Exhibit 4.a. to the Registrant's Form 8-K dated December 28, 1994.

              10.14 Third  Amendment to JPE, Inc. 1993 Stock  Incentive Plan for
                    Key Employees, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

             *10.15 Amendment to Stock Option  Agreement  dated as of November
                    27, 1991, between JPE, Inc. and John F. Daly, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

             *10.16 JPE,  Inc.  Director  Stock Option Plan,  incorporated  by reference to Exhibit 28 to the Registrant's Registration Statement on Form S-8 (File No. 33-93328).

              10.17 Form of  Indemnification  Agreement  dated February 8, 1995, between the Registrant and Donna L. Bacon, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

              10.18 Form of  Indemnification  Agreement  between the  Registrant and James J. Fahrner,  incorporated  by reference to Exhibit
                    10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

              10.19 Form of Indemnification  Agreement between Registrant and C.
                    William Mercurio, filed with this report.

              10.20 Third  Amended and  Restated  Credit  Agreement  dated as of
                    December 31, 1996, by and among Comerica Bank, other participants and JPE, Inc., filed with this report.

              10.21 Credit  Agreement  dated as of December 20, 1996 between JPE
                    Canada Inc. and The Bank of Nova Scotia, filed with this report.

              21    Subsidiaries of the Registrant, filed with this report.

              23    Consent of Coopers & Lybrand L.L.P.


         *  Indicates management contract or compensatory plan or arrangement.

         (b)  Reports on Form 8-K

               The Registrant did not file any Reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 26, 1997 by the undersigned, thereunto duly authorized.

                                  JPE, INC.

                                  By:    /s/ John Psarouthakis
                                        --------------------------------------
                                         John Psarouthakis
                                         Chairman of the Board,
                                         Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 /s/ John Psarouthakis         Chairman of the Board,            March 26, 1997
 John Psarouthakis             Chief Executive Officer,
                               President and Director
                               (Principal Executive Officer)

 /s/ James J. Fahrner          Vice President and                March 26, 1997
 James J. Fahrner              Chief Financial Officer
                               (Principal Financial Officer and
                               Principal Accounting Officer)

 /s/ C. William Mercurio       President-OEM Group               March 26, 1997
 C. William Mercurio           and Director


 /s/ John F. Daly              Director                          March 26, 1997
 John F. Daly


 /s/ Otto Gago                 Director                          March 26, 1997
 Otto Gago


 /s/ Donald R. Mandich         Director                          March 26, 1997
 Donald R. Mandich

                                    JPE, INC.

                          FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION



The schedule, as required, for the years ended December 31, 1994, 1995 and 1996:

                                                                  Pages
                                                                  -----

 VIII.     Valuation and Qualifying Accounts                        49

                                    JPE, INC.

                       SCHEDULE VIII - VALUATION ACCOUNTS

              for the years ended December 31, 1994, 1995 and 1996


Column A                 Column B         Column C         Column D    Column E
--------                 --------    --------------------  --------    --------
                         Balance at  Charges to  Charges               Balance
                         Beginning   Costs and   to Other              at End
Description              of Period   Expenses    Accounts  Deductions  of Period
-----------              ---------   --------    --------  ----------  ---------
Accounts receivable,
allowance for doubtful
accounts:

January 1, 1994 through
 December 31, 1994 ....   $199,000   $(97,000)   $134,000  $    --     $236,000
                          ========   =========   ========  ==========  ========

January 1, 1995 through
 December 31, 1995 ....   $236,000   $186,000    $ 13,000  $ (66,000)  $369,000
                          ========   =========   ========  ==========  ========

January 1, 1996 through
 December 31, 1996 ....   $369,000   $104,000    $    --   $(211,000)  $262,000
                          ========   =========   ========  ==========  ========

                                  EXHIBIT INDEX

   Exhibit
   Number                           Description
   ------                           -----------

    2.1 Asset Purchase Agreement dated December 31, 1992, among Varity Corporation, a subsidiary of Varity Corporation formerly known as
          Dayton Parts, Inc., the Registrant and JPE Acquisition I, Inc., incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    2.2 Stock Purchase Agreement dated December 13, 1994 by and among JPE, Inc. and the Shareholders of SAC Corporation, incorporated by reference to Registrant's Current Report on Form 8-K dated December 28, 1994.

    2.3 Asset Purchase Agreement dated February 28, 1995 among JPE Acquisition II, Inc., Key Manufacturing Group Limited Partnership and TTD Management, Inc., incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated March 14, 1995.

    2.4 Acquisition Agreement dated as of April 6, 1995 among JPE, Inc., PTI Acquisition Corp. and Plastic Trim, Inc., incorporated by reference to
          Exhibit 2 to Registrant's Current Report on Form 8-K dated April 24, 1995.

    2.5 Agreement of Purchase and Sale dated November 15, 1996 between JPE, Inc., in trust for 1203462 Ontario Inc., and Pebra Inc., incorporated by reference to Registrant's Current Report on Form 8-K dated January 6, 1997.

    3.1   Articles of Incorporation, incorporated by reference to Exhibit 3.1 to
          the  Registrant's   Registration  Statement  on  Form  S-1  (File  No.
          33-68544).

    3.2 Bylaws, incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    4 Form of Certificate for Shares of the Common Stock, incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

   *10.1 Stock Option Agreement dated as of November 27, 1991, between John F. Daly and the Registrant, incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.2  Shareholder  Agreement (Conformed Copy),  incorporated by reference to
          Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.3 Indemnification Agreement dated September 1, 1993, between the Registrant and Dr. John Psarouthakis, incorporated by reference to
          Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.4 Indemnification Agreement dated September 1, 1993, between the Registrant and Dr. Otto Gago, incorporated by reference to Exhibit
          10.8 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.5 Indemnification Agreement dated September 1, 1993, between the Registrant and John F. Daly, incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.6 Indemnification Agreement dated September 1, 1993, between the Registrant and Donald R. Mandich, incorporated by reference to Exhibit
          10.10 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.7 JPE, Inc. Warrant to Purchase Common Stock issued by the Registrant in favor of Roney & Co., incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544). Pursuant to its terms, the foregoing Warrant was surrendered and exchanged for substitute Warrants identical to the foregoing Warrant in all respects except for the name of the substitute Warrant holder and the number of shares of the Registrant's Common Stock for which the substitute Warrants are exercisable, which terms are as follows:

                                         Number of Shares
                                        of Common Stock for
          Warrant Holder             which Warrant is Exercisable
          --------------             ----------------------------

          Roney & Co.                         10,000
          John C. Donnelly                     6,250
          James C. Penman                      6,250
          Dan B. French, Jr.                   2,500

    10.8 Exclusive Distributor Agreement dated December 31, 1992, between Dayton Walther Corporation ("DWC") and Dayton Parts, incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.9 Exclusive Distributor Agreement dated December 31, 1992, between DWC and Dayton Parts, incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.10 Letter Agreement dated December 31, 1992, from Kelsey-Hayes Company to Acquisition (now known as Dayton Parts), incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.11 Lease Agreement dated May 3, 1993, between Central Storage & Transfer Company of Harrisburg, Inc. ("CSTCH") and Dayton Parts, as amended by First Addendum to Lease dated May 3, 1993, between CSTCH and Dayton Parts, incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.12 JPE, Inc. 1993 Stock  Incentive  Plan for Key  Employees,  as amended,
          incorporated   by  reference   to  Exhibit  28  to  the   Registrant's
          Registration Statement on Form S-8 (File No. 33-92236).

    10.13 Form of JPE, Inc. Warrant to purchase an aggregate of 100,000 shares of Common Stock at $9.50 per share issued by the Registrant in favor of the sellers of SAC Corporation, incorporated by reference to
          Exhibit 4.a. to the Registrant's Form 8-K dated December 28, 1994.

    10.14 Third Amendment to JPE, Inc. 1993 Stock Incentive Plan for Key Employees, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

   *10.15 Amendment to Stock Option Agreement dated as of November 27, 1991, between JPE, Inc. and John F. Daly, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

   *10.16 JPE, Inc.  Director Stock Option Plan,  incorporated by reference to
          Exhibit 28 to the Registrant's Registration Statement on Form S-8 (File No. 33-93328).

    10.17 Form of Indemnification Agreement dated February 8, 1995, between the Registrant and Donna L. Bacon, incorporated by reference to Exhibit
          10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

    10.18 Form of Indemnification Agreement between the Registrant and James J. Fahrner, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

    10.19 Form of Indemnification Agreement between Registrant and C. William Mercurio, filed with this report.

    10.20 Third Amended and Restated Credit Agreement dated as of December 31, 1996, by and among Comerica Bank, other participants and JPE, Inc., filed with this report.

    10.21 Credit Agreement dated as of December 20, 1996 between JPE Canada Inc. and The Bank of Nova Scotia, filed with this report.

    21    Subsidiaries of the Registrant, filed with this report.

    23    Consent of Coopers & Lybrand L.L.P.

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

*   Indicates management contract or compensatory plan or arrangement.