Form 10-Q
period 1997-03-31
JPE INC
filed 1997-05-14
CIK 884637

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1997

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from ____ to _____

                  -------------------------------------------------

                         Commission file number 0-22580
                         ------------------------------


                                    JPE, Inc.
             (Exact name of registrant as specified in its charter)


                                    Michigan
                         (State or other jurisdiction of
                         incorporation or organization)

                           900 Victors Way, Suite 140
                               Ann Arbor, MI 48108
          (Address of principal executive offices, including zip code)


                                   38-2958730
                      (I.R.S. Employer Identification No.)


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

                       Yes  /X/                  No  / /


The total number of the registrant's Common Stock outstanding on March 31, 1997 was 4,602,180.

================================================================================

                                    JPE, INC.

                                      INDEX


                                                                       Page
                                                                       ----
Part I.   Financial Information

     Item 1.  Financial Statements
              Consolidated Balance Sheets .............................   3
              -  At March 31, 1997 and 1996  (Unaudited)
              -  At December 31, 1996  (Audited)

              Consolidated Statements of Income  (Unaudited) ..........   4
              -  For the Three Months Ended March 31, 1997
                 and 1996

              Consolidated Statements of Cash Flows  (Unaudited) ......   5
              -  For the Three Months Ended March 31, 1997
                 and 1996

              Notes to Unaudited Consolidated Financial Statements ....   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................   8

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K ........................  12

     Signature ........................................................  13

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                    JPE, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
                                               At March 31,         December 31,
                                            1997          1996          1996
                                            ----          ----          ----
                                               (Unaudited)           (Audited)
ASSETS
Current assets:
  Cash and cash equivalents ............  $  1,204      $    358      $  1,316
  Accounts receivable, net .............    36,679        26,547        26,829
  Inventory ............................    40,647        34,745        37,963
  Other current assets .................     8,576         4,192         8,688
                                          --------      --------      --------

     Total current assets ..............    87,106        65,842        74,796

Property, plant and equipment, net .....    71,155        50,091        69,281
Goodwill, net ..........................    26,767        32,291        27,068
Other assets ...........................     4,096         2,199         3,580
                                          --------      --------      --------

     Total assets                         $189,124      $150,423      $174,725
 .......................................  ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ....  $    672      $    107      $    323
  Short-term debt ......................     6,878          --           8,120
  Accounts payable .....................    25,303        17,412        17,643
  Accrued liabilities ..................     5,361         5,071         6,190
  Income taxes payable .................         5           288           382
                                          --------      --------      --------

     Total current liabilities              38,219        22,878        32,658


Accrued liabilities ....................     1,570         1,111         1,547
Deferred income taxes ..................     3,579         2,982         3,184
Long-term debt, non-current ............   110,070        85,243       101,558
                                          --------      --------      --------

     Total liabilities .................   153,438       112,214       138,947
                                          --------      --------      --------

Shareholders' equity:
  Preferred stock, 3,000,000 authorized,
   no shares issued and outstanding ....      --            --            --
  Common stock, 15,000,000 authorized,
   4,602,180 issued and outstanding at
   March 31, 1997 and 4,565,780 shares
   issued and outstanding at March 31,
   1996, no par value .................     28,026        27,831        27,921
  Retained earnings ....................     7,743        10,378         7,857
  Foreign currency translation
   adjustment ..........................       (83)         --            --
                                          --------      --------      --------

     Total shareholders' equity             35,686        38,209        35,778
                                          --------      --------      --------

       Total liabilities and
         shareholders' equity             $189,124      $150,423      $174,725
                                          ========      ========      ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Amounts in Thousands, Except Per Share Data)
                                                  Three Months
                                                     Ended
                                                    March 31,
                                         1997                      1996
                                         ----                      ----
                                                   (Unaudited)

Net sales                               $67,995                   $47,611

Cost of goods sold                       59,033                    38,735
                                        -------                   -------

   Gross profit                           8,962                     8,876

Selling, general and
 administrative expenses                  6,845                     5,669
                                        -------                   -------

   Operating profit                       2,117                     3,207

Other expense                                72                      --

Interest expense, net                     2,144                     1,655
                                        -------                   -------

   Income (loss) before
    income taxes                            (99)                    1,552

Income tax expense                           15                       620
                                        -------                   -------

   Net income                           $  (114)                  $   932
                                        =======                   =======


Earnings (loss) per
 common share                           $ (0.02)                  $  0.20
                                        =======                   =======


Weighted average
 shares outstanding                       4,611                     4,579
                                          =====                     =====

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in Thousands)
                                                               Three Months
                                                                  Ended
                                                                 March 31,
                                                             1997         1996
                                                             ----         ----
                                                                (Unaudited)
Cash flows from operating activities:
  Net (loss) income ....................................   $  (114)     $   932
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization ......................     2,303        1,726
    Changes in operating assets and liabilities:
      Accounts receivable ..............................    (9,850)      (3,137)
      Inventory ........................................    (2,684)        (607)
      Prepaids and other ...............................      (404)         679
      Accounts payable .................................     7,660        2,256
      Accrued liabilities ..............................      (806)        (668)
      Income taxes .....................................        18          255
                                                           -------      -------

        Net cash provided (used)
         by operating activities .......................    (3,877)       1,436

Cash flows from investing activities:
  Purchase of property and equipment ...................    (4,081)      (3,871)
                                                           -------      -------
        Net cash used for investing
         activities ....................................    (4,081)      (3,871)

Cash flows from financing activities:
  Sale of common stock .................................        77          355
  Repayments of other debt .............................    (1,199)        --
  Net borrowings under revolving loan ..................     8,275       12,075
  Net borrowings under Canadian credit
   facility ............................................       (19)        --
  Repayments of note payable ...........................      --        (10,100)
  Tax benefit from options .............................        28          175
  Borrowing under capital lease ........................       811         --
                                                           -------      -------

        Net cash provided by financing
         activities ....................................     7,973        2,505

Currency translation ...................................      (127)        --

Cash and cash equivalents:
  Net increase (decrease) in cash ......................      (112)          70

  Cash and cash equivalents,
   beginning of period .................................     1,316          288
                                                           -------      -------

  Cash and cash equivalents,
   end of period .......................................   $ 1,204      $   358
                                                           =======      =======

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Certain financial statement items have been reclassified to conform to current year's format. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the JPE, Inc. Annual Report and Form 10-K for the year ended December 31, 1996.


B.   INVENTORY:

     Inventories by component are as follows:

                          March 31, 1997      March 31, 1996      Dec. 31, 1996
                          --------------      --------------      -------------
     Finished goods ......   $16,317             $16,258              $15,457
     Work in process .....     5,596               3,534                4,811
     Raw material ........    15,949              12,115               15,116
     Tooling .............     2,785               2,838                2,579
                             -------             -------              -------
                             $40,647             $34,745              $37,963
                             =======             =======              =======


C.   SUBSEQUENT EVENT:

     On April 16, 1997, Dayton Parts, Inc., a wholly-owned subsidiary of JPE, Inc., acquired all of the capital stock of Brake, Axle and Tandem Company ("BATCO"). The purchase price was approximately $10.5 million in cash and the assumption of certain liabilities plus an earn-out based on sales not to exceed $3.9 million over the next three years. This acquisition, which will be accounted for as a purchase, was financed through funds available under the credit agreement. BATCO is a full line aftermarket distributor of suspension, brake and wheel parts for the heavy duty and medium duty truck industry.

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)


D.   NEW FINANCIAL ACCOUNTING STANDARDS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share. This standard requires a change in method for computing and presenting earnings per share effective for the period ending after December 15, 1997. The Company has reviewed this statement and believes that there will be no material change in its reported earnings per share amounts.

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


FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains, and from time to time the Company expects to make, certain forward-looking statements regarding its business, financial condition and results of operations. In connection with the "Safe Harbor" provisions of the Private Securities Reform Act of 1995 (the "Reform Act"), the Company intends to caution readers that there are several important factors that could cause the Company's actual results to differ materially from those projected in its forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of the Company. Readers are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to the forward-looking statements to reflect events or circumstances or to reflect the occurrence of unanticipated events.

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) operational difficulties encountered during the launch of major new OEM programs; (iii) the ability of the Company to integrate acquisitions into its existing operations and achieve expected cost savings; (iv) the ability of the Aftermarket Group to balance the cyclical nature of the OEM industry; and (v) the availability of funds to the Company for strategic acquisitions and capital investments to enhance existing production and distribution capabilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Net sales for the quarter ended March 31, 1997 were $68.0 million compared to $47.6 million for the same period in 1996, an increase of 43%. This increase is primarily attributable to the acquisition of JPE Canada Inc., a Canadian supplier of exterior trim to OEMs, which was acquired out of bankruptcy in December of 1996. In the first quarter of 1996, the Company experienced a loss in sales by its OEM businesses estimated at approximately $2.8 million as a result of the Delphi Chassis brake plant strike which closed General Motors Corporation assembly plants for three weeks in March 1996.

For the quarter ended March 31, 1997, net sales for the Company were 74% to OEM customers and 26% to Aftermarket customers. On April 16, 1997, the Company purchased Brake, Axle and Tandem Company ("BATCO"), an aftermarket distributor of suspension and brake parts to the heavy and medium duty truck industry. With this acquisition, the amount of aftermarket sales in future quarters as a percentage of total sales is estimated to be approximately 30%.

Gross profit was $9.0 million for the three months ended March 31, 1997, as compared with $8.9 million for the comparable period in the prior year. The gross margin percentages were 13.2% and 18.6% for 1997 and 1996, respectively. This decline in gross margin percentages is primarily the result of JPE Canada Inc. which was purchased out of bankruptcy in 1996. JPE Canada's gross profit was .1% for the first quarter of 1997. The Company has implemented a turn-around plan to improve profitability through reducing scrap, premium freight, and overtime and improving productivity. Although improvements will be on-going, management anticipates the full impact of this plan is not expected to be realized until late in 1997. Adjusting for JPE Canada's performance, the gross profit percentage declined to 17.2%. This decline is attributable to the lower performance of the Starboard Industries and the Industrial & Automotive Fasteners businesses as compared to first quarter of 1996.

Selling, general and administrative expenses increased 18% to $6.8 million for the three months ended March 31, 1997, from $5.7 million for the three months ended March 31, 1996. This increase is a result of the acquisition of JPE Canada and higher sales commissions for the quarter. The percentage of selling, general and administrative expenses to net sales was 10.1% for the quarter ended March 31, 1997 as compared to 11.9% for the comparable period of the prior year. The decline in this percentage reflects the greater percentage of sales to the OEM market which has lower selling costs.

The operating profits for JPE's U.S. operations continue to improve over the 1996 second half performance as shown in the table below, adjusted for non-recurring charges:

Quarter Ended                 Operating Profit         Percent of Sales
-------------                 ----------------         ----------------

September 30, 1996              $  993,000                   2.0%
December 31, 1996               $1,307,000                   2.9%
March 31, 1997                  $2,685,000                   5.2%


This improvement is attributable primarily to stronger operating performances in our OEM businesses as a result of action plans instituted in the second half of 1996. These action plans are continuing to be examined and refined for further operating enhancements in order to reach a goal of an operating profit margin in excess of 8% for the U.S. operations by the end of the calendar year, although there can be no assurances that this level will be reached.

Net interest expense increased to $2.1 million for the three months ended March 31, 1997 as compared to $1.7 million for the three months ended March 31, 1996. The higher interest cost is attributable to the funds borrowed to finance the acquisition of JPE Canada and increased capital investments and tooling expenditures for production of 1998-2000 model programs for our OEM customers.

The effective tax rates for the three months ended March 31, 1997 and 1996 were 15% and 40%, respectively. The tax benefit associated with the Canadian operation's pretax loss for quarter ended March 31, 1997 does not fully offset the taxes computed for the U.S. operations. The U.S. operations' effective tax rate was 42% compared to the Canadian tax benefit effective rate of 36% in the first quarter of 1997.

Net loss for the three months ended March 31, 1997 was $114,000 or $.02 per share as compared to net income of $932,000 or $.20 a share for the quarter ended March 31, 1996. The net loss for this quarter includes a loss of $570,000 or $.12 per share relating to the operations of JPE Canada.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund business acquisitions, working capital needs, and capital additions to enhance existing production technologies and capabilities. Historically, the Company has used cash flow generated by operations, borrowings under its credit agreements and equity financing to meet these needs.

The Company's principal source of liquidity for the U.S. operations is the $110 million Third Amended and Restated Credit Agreement dated December 31, 1996. This agreement was amended on April 16, 1997 to increase the commitment by $10 million for the purchase of BATCO and to provide further liquidity for working capital needs. At March 31, 1997, the amount outstanding under this agreement was $100 million and on closing of the purchase of BATCO, the Company borrowed an additional $6 million. This Credit Agreement matures on October 31, 1998. Management is currently evaluating various options to refinance, restructure or extend this facility and believes it will be successful in completing these activities prior to the maturity date. The Company was in compliance with all covenants as of March 31, 1997.

The Company's JPE Canada subsidiary has a credit agreement with a Canadian bank to fund its operating requirements and capital expenditures. At March 31, 1997, the borrowings under this facility total approximately $16.5 million. Repayment terms of borrowings under this facility vary based on the nature of the advance. Currently, $7.3 million is classified as short-term debt because the portion of the credit agreement for operating requirements is payable on demand or on December 31, 1997. The total commitment for operating needs is approximately $10.1 million through December 31, 1997, reducing to $8.5 million in 1998 (Cdn $14 million and $12 million, respectively). The term portion of this agreement aggregates approximately $9.2 million with monthly principal payments beginning in October 1997 of approximately $72,000 (Cdn $100,000). It is anticipated that the cash flow from the Canadian operations will fund these future payments.

Working capital at March 31, 1997 increased to $48.9 million as compared to $42.1 million at December 31, 1996. The increase in working capital is due to higher receivables and inventories which was not fully offset by increased payables. This situation occurred partially because JPE Canada's payment terms with its vendors are, on average, less than 30 days because of JPE Canada's predecessor's bankruptcy filing. Management is rebuilding vendor relationships and believes that by the end of the year it should have average payment terms at 40 days, which is customary in this industry. In addition, at December 31, 1996, receivables and inventories were low due to the Christmas shut down by our OEM customers. Cash used by operations was $3.9 million for the reasons mentioned above. Capital expenditures spending for the quarter totaled $4.1 million. These funds were provided through the various credit agreements. The Company expects that it will satisfy its debt service, working capital and capital expenditure requirements through cash flows generated by operations and, to the extent necessary, through borrowings under the credit agreements.

                           PART II. OTHER INFORMATION

                                    JPE, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

             None

         b.  Report on Form 8-K:

               On January 6, 1997, Registrant filed a report on Form 8-K reporting the acquisition of substantially all of the assets used in the business of Pebra Inc.

               On March 6, 1997, Registrant filed Amendment 1 to Form 8-K/A containing financial statements for Registrant's acquisition of substantially all of the assets used in the business of Pebra Inc.

                                    JPE, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JPE, Inc.


                                    By:   /s/ James J. Fahrner
                                        -----------------------
                                          James J. Fahrner
                                          Vice President and Chief
                                            Financial Officer
                                          (Principal Financial Officer and
                                            Principal Accounting Officer)


Date:  May 14, 1997

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.