Form 10-Q
period 1997-06-30
JPE INC
filed 1997-08-14
CIK 884637

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

         [X]      Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1997

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


                                   38-2958730
                      (I.R.S. Employer Identification No.)


             900 Victors Way, Suite 140, Ann Arbor, Michigan, 48108
               (Address of principal executive offices) (Zip Code)


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

                    Yes  /X/                  No   / /

As of June 30, 1997, there were 4,602,180 shares of the registrant's common stock outstanding.

This Quarterly Report on Form 10-Q contains 16 pages, of which this is page 1.

================================================================================

                                    JPE, INC.

                                      INDEX


                                                                        Page
                                                                        ----

Part I.  Financial Information

     Item 1.  Financial Statements
              Consolidated Condensed Balance Sheets ..................    3
              -  At June 30, 1997 and 1996 (unaudited)
                 and December 31, 1996

              Consolidated Statements of Income ......................    4
              -  For the Three and Six Months Ended
                 June 30, 1997 and 1996 (unaudited)

              Consolidated Statements of Cash Flows ..................    5
              -  For the Six Months Ended June 30, 1997
                 and 1996 (unaudited)

              Notes to Unaudited Consolidated Condensed
                Financial Statements .................................    6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations ........    9

Part II. Other Information

     Item 4.  Submission of Matters to a Vote of
                Security Holders .....................................   15

     Item 6.  Exhibits and Reports on Form 8-K .......................   15

     Signature .......................................................   16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                    JPE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
                                                At June 30,         At Dec. 31,
                                            1997          1996          1996
                                            ----          ----          ----
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ............  $    200      $    385      $  1,316
  Accounts receivable, net .............    40,630        30,439        26,829
  Inventory ............................    41,165        32,655        37,963
  Other current assets .................    11,152         2,100         8,688
                                          --------      --------      --------

    Total current assets ...............    93,147        65,579        74,796

Property, plant and equipment, net .....    72,980        52,368        69,281
Goodwill, net ..........................    31,985        31,997        27,068
Other assets ...........................     2,774         1,846         3,580
                                          --------      --------      --------

    Total assets .......................  $200,886      $151,790      $174,725
                                          ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ....  $  1,212      $    107      $    323
  Short-term debt ......................     8,678          --           8,120
  Accounts payable .....................    25,795        16,105        17,643
  Accrued liabilities ..................     9,288         5,222         6,190
  Income taxes payable .................      --             716           382
                                          --------      --------      --------

    Total current liabilities ..........    44,973        22,150        32,658

Accrued liabilities ....................     1,643         1,223         1,547
Deferred income taxes ..................     3,453         3,238         3,184
Long-term debt, non-current ............   116,052        85,018       101,558
                                          --------      --------      --------

    Total liabilities ..................   166,121       111,629       138,947
                                          --------      --------      --------

Shareholders' equity:
  Preferred stock, 3,000,000
   authorized, no shares issued
   and outstanding .....................      --            --            --
  Common stock, 15,000,000
   authorized, 4,602,180 and
   4,582,480 shares issued and
   outstanding at June 30, 1997
   and December 31, 1996,
   respectively; 4,582,480 shares
   issued and outstanding at
   June 30, 1996, no par value .........    28,026        27,921        27,921
  Retained earnings ....................     6,752        12,240         7,857
  Foreign currency translation
   adjustment ..........................       (13)         --            --
                                          --------      --------      --------

    Total shareholders' equity              34,765        40,161        35,778
                                          --------      --------      --------

    Total liabilities and
      shareholders' equity                $200,886      $151,790      $174,725
                                          ========      ========      ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

            For the Three and Six Months Ended June 30, 1997 and 1996
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                     Three Months              Six Months
                                         Ended                   Ended
                                        June 30,                June 30,
                                   1997         1996       1997         1996
                                   ----         ----       ----         ----

Net sales ..................   $  77,006    $  55,979   $ 145,031    $ 103,590

Cost of goods sold .........      65,553       44,691     124,617       83,426
                               ---------    ---------   ---------    ---------

  Gross profit .............      11,453       11,288      20,414       20,164


Selling, general and
 administrative expenses ...       7,794        6,312      14,643       11,981

Discontinuance of stamping
 operations ................       2,250         --         2,250         --
                               ---------    ---------   ---------    ---------

  Operating profit .........       1,409        4,976       3,521        8,183

Other expense ..............         104         --           176         --

Interest expense, net ......       2,471        1,879       4,614        3,534
                               ---------    ---------   ---------    ---------

  Income (loss) before
   income taxes ............      (1,166)       3,097      (1,269)       4,649

Income tax expense
 (benefit) .................        (176)       1,235        (164)       1,855
                               ---------    ---------   ---------    ---------

  Net income (loss) ........   $    (990)   $   1,862   $  (1,105)   $   2,794
                               =========    =========   =========    =========


Earnings (loss) per
 common share ..............   $   (0.22)   $    0.41   $   (0.24)   $    0.61
                               =========    =========   =========    =========


Weighted average shares
 outstanding ...............       4,602        4,591       4,606        4,585
                               =========    =========   =========    =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                Six Months
                                                                  Ended
                                                                 June 30,
                                                            1997          1996
                                                            ----          ----
Cash flows from operating activities:
   Net income (loss) .................................   $ (1,105)      $ 2,794
   Loss on disposal of fixed assets ..................         24          --
   Discontinuance of stamping operations .............      2,250          --
   Adjustments  to reconcile  net income
    (loss) to net cash provided by (used
    for) operating activities:
      Depreciation and amortization ..................      4,678         3,604
      Changes in operating assets and
       liabilities:
        Accounts receivable ..........................    (11,890)       (7,029)
        Inventory ....................................     (1,531)        2,418
        Other current assets .........................       (937)          539
        Accounts payable .............................      5,277           949
        Accrued liabilities ..........................       (222)         (405)
        Income taxes .................................       (382)          542
        Deferred income taxes ........................        269           311
                                                         --------       -------

          Net cash provided by (used for)
           operating activities ......................    (3,569)         3,723

Cash flows from investing activities:
  Purchase of property and equipment .................    (7,425)        (5,996)
  Acquisition of BATCO ...............................    (5,518)          --
                                                         --------       -------

          Net cash used for
           investing activities ......................   (12,943)        (5,996)

Cash flows from financing activities:
  Net borrowings under revolving loan ................    14,275         11,850
  Repayments of notes payable ........................    (1,297)       (10,100)
  Net borrowings under Canadian credit
    facility .........................................     1,537           --
  Net borrowings under a capital lease ...............       900           --
  Sale of common stock ...............................        77            410
  Tax benefit from stock options .....................        28            210
                                                         -------        -------

          Net cash provided by
           financing activities ......................    15,520          2,370

  Currency translation ...............................      (124)          --

Cash and cash equivalents:
  Net increase (decrease) in cash ....................    (1,116)            97

  Cash and cash equivalents,
   beginning of period ...............................     1,316            288
                                                         -------        -------
  Cash and cash equivalents,
   end of period .....................................   $   200        $   385
                                                         =======        =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                    JPE, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                             (Amounts in Thousands)


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the JPE, Inc. Annual Report and Form 10-K for the year ended December 31, 1996 and the Form 10-Q for the quarter ended March 31, 1997.


B.   INVENTORY:

     Inventories by component are as follows:

                          June 30, 1997       June 30, 1996      Dec. 31, 1996
                          -------------       -------------      -------------

     Finished goods .....    $16,673             $13,897             $15,457
     Work in process ....      5,712               4,102               4,811
     Raw material .......     16,150              11,065              15,116
     Tooling ............      2,630               3,591               2,579
                             -------             -------             -------
                             $41,165             $32,655             $37,963
                             =======             =======             =======


C.   NEW FINANCIAL ACCOUNTING STANDARDS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This standard requires a change in method for computing and presenting earnings per share effective for the period ending after December 15, 1997. The Company has reviewed this statement and believes there will be no material change in its reported earnings per share amounts.

D.   BATCO ACQUISITION:

     On April 16, 1997, Dayton Parts, Inc., a wholly-owned subsidiary of JPE, Inc., acquired all of the capital stock of Brake, Axle and Tandem Company ("BATCO") for $5.5 million in cash. In addition to the cash paid, the purchase agreement also includes an "earn-out" provision which will increase the purchase price by up to $3.9 million if certain sales levels are achieved over the next three years. The value of assets and liabilities assumed for the purchase was the following:

     Accounts receivable and other current assets ................  $ 1,975
     Inventory ...................................................    2,078
     Property, plant and equipment ...............................      379
     Goodwill ....................................................    5,551
     Deferred tax asset ..........................................      657
                                                                    -------

       Total assets ..............................................   10,640

     Accounts payable ............................................    2,875
     Accrued expenses ............................................    1,573
     Debt ........................................................      674
                                                                    -------

       Total liabilities .........................................    5,122

       Total, net ................................................  $ 5,518
                                                                    =======

     The following unaudited pro forma summary for the six months ended June 30, 1997 and 1996 assumes that the acquisitions of JPE Canada and BATCO had occurred on January 1, 1996. The significant adjustments relate to the inclusion of amortization of goodwill, an increase in interest expense based on an increase in long-term obligations, a decrease in commissions expense at JPE Canada, additional or reduced depreciation on the revaluation of property, plant and equipment and the related income tax effects (amounts in thousands, except per share amounts):

                                                  Six months ending June 30,
                                                   1997                1996
                                                   ----                ----

     Revenues ................................  $150,541             $153,379
     Operating Profit ........................     3,250               11,819
     Income (loss) before income taxes .......    (1,701)               7,323
     Net income (loss) .......................    (1,355)               4,495

     Earnings (loss) per common share ........      (.29)                 .98

E.   DISCONTINUANCE OF STAMPING OPERATIONS:

     On May 15, 1997, the Company announced a plan to discontinue its stamping operations at its East Tawas, Michigan facility of Starboard Industries, Inc., a wholly-owned subsidiary of the Company. The plan includes resourcing stamped parts to third party suppliers, the sale of stamping assets and a reduction in the Starboard workforce. As a result of this plan, the Company recorded a charge of $2.25 million comprised of the following:

     Loss on sale of fixed assets ................................   $1,348
     Severance expenses ..........................................      365
     Adjustment to scrap value of inventory ......................      407
     Other .......................................................      130
                                                                     ------

       Total .....................................................   $2,250
                                                                     ======

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

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) the impact on the Company's operations and cash flows caused by labor strikes or work stoppages at the Company's OEM customers; (iii) operational difficulties encountered during the launch of major new OEM programs; (iv) the ability of the Company to integrate acquisitions into its existing operations and achieve expected cost savings; (v) the ability of the Aftermarket Group to balance the cyclical nature of the OEM industry; and (vi) the availability of funds to the Company for strategic acquisitions and capital investments to enhance existing production and distribution capabilities.

RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1997 COMPARED
  TO SECOND QUARTER ENDED JUNE 30, 1996

Net sales for the quarter ended June 30, 1997 were $77.0 million compared to $56.0 million for the three months ended June 30, 1996. The net sales increase of 38% is attributable to the acquisition of JPE Canada Inc. ("JPE Canada") and Brake, Axle and Tandem Company ("BATCO") in December 1996 and April 1997, respectively. JPE Canada is a Canadian supplier of injection-molded plastic exterior trim to Original Equipment Manufacturers ("OEM's") and BATCO is a supplier of brake hardware, wheel attaching and suspension parts for the heavy duty truck and trailer aftermarket. For the quarter ended June 30, 1997, net sales for the Company were approximately 66% to OEM customers and 34% to Aftermarket customers.

Gross profit increased 1.5% to $11.5 million for the three months ended June 30, 1997 as compared with $11.3 million for the comparable period of the prior year. The gross profit percentages were 14.9% and 20.2% for 1997 and 1996, respectively. The second quarter of 1996 includes a recovery of $890,000 in costs from an OEM customer related to the cancellation of a trim program. Adjusting for this recovery, gross profit percentages were 14.9% and 18.6% for the quarter ending June 30, 1997 and 1996, respectively. This decline in gross profit percentage is due primarily to the acquisition of JPE Canada which was purchased out of bankruptcy in December 1996. The Company has an on-going turn-around plan to improve JPE Canada's profitability through reducing scrap, premium freight, and overtime while improving productivity. The results of this plan have been reflected in improvements in JPE Canada's gross profit, which increased from 0.1% in the first quarter of 1997 to 4.8% in the second quarter of 1997. Management believes that JPE Canada will show further improvement in its gross profit percentage with the continued execution of this turn-around plan. In addition to JPE Canada, the decline in gross profit percentage can be attributed to lower performance at the Company's Starboard Industries, Inc. subsidiary. The decline in Starboard's performance is a result of production difficulties, higher scrap and pricing issues in its stamping operations.

Selling, general and administrative expenses increased 23.5% to $7.8 million for the three months ended June 30, 1997 from $6.3 million for the three months ended June 30, 1996. The increase is a result of the acquisitions of JPE Canada and BATCO, as discussed above. The percentage of selling, general and administrative expenses to net sales was 10.1% for the quarter ended June 30, 1997 as compared to 11.3% for the comparable period of the prior year. The decline in this percentage is attributable to the acquisition of JPE Canada which has a lower administrative overhead structure than the other JPE businesses.

During the second quarter of 1997, management implemented a plan to improve the operating results of its Starboard business, primarily by discontinuing its stamping operations by September 30, 1997. The plan includes resourcing the stamped parts to other third-party suppliers, the sale of its stamping assets, reducing the workforce and a major re-layout of Starboard's East Tawas, Michigan production facility to improve productivity of its roll-forming and co-extrusion operations. Management made this decision based on the negative impact the stamping business had on the operating results of Starboard and the OEM Trim Group as a whole. As a result of this discontinuance of stamping operations, the Company recorded a charge of $2.25 million relating to the loss on disposal of assets, employee severances and other costs directly related to the stamping business.

The operating profits for JPE's U.S. operations continue to improve over the 1996 second half performance as shown in the table below, adjusted for non-recurring charges:

Quarter Ended                    Operating Profit         Percent of Sales
-------------                    ----------------         ----------------
September 30, 1996                 $  993,000                  2.0%
December 31, 1996                  $1,307,000                  2.9%
March 31, 1997                     $2,685,000                  5.2%
June 30, 1997                      $3,444,000                  5.8%

These improvements are attributable to stronger operating performances in our OEM and Aftermarket businesses as a result of action plans instituted in the second half of 1996. These action plans are continuing to be examined and refined for further operating enhancements in order to reach a goal of an operating profit margin in excess of 7% for the Company's operations by the end of the calendar year, although there can be no assurances that this level will be reached.

In addition to improvements in the Company's U.S. operations, JPE Canada has also shown improvement as a result of its ongoing turnaround plan as shown in the table below:

                                 Operating Profit
Quarter Ended                         (Loss)              Percent of Sales
-------------                    ----------------         ----------------
March 31, 1997                      $(568,000)                 (3.6)%
June 30, 1997                         214,000                   1.2%

These improvements are the result of management's turnaround plan for JPE Canada mentioned above.

Net interest expense increased to $2.5 million for the three months ended June 30, 1997 as compared to $1.9 million for the three months ended June 30, 1996. The higher interest cost is attributable to the funds borrowed to finance the JPE Canada and BATCO acquisitions; a higher average debt level as a result of capital investments made in the Company's OEM and Aftermarket businesses; and increased customer tooling balances related to several new 1997 and 1998 launches in the OEM trim group.

Income tax benefit for the quarter ended June 30, 1997 was $176,000 as compared to income tax expense of $1.2 million for the same period in 1996. The benefit is primarily the result of the charge recorded for the discontinuance of stamping operations and the pretax loss at the Company's Canadian operation.

Net loss for the three months ended June 30, 1997 was $990,000 as compared to net income of $1.9 million in the second quarter of 1996. The decrease is a result of the factors summarized above. Loss per share for the second quarter of 1997 was $0.22 as compared to earnings per share of $0.41 during the same period in 1996. The net loss for the quarter includes a loss of $1.5 million or $0.32 per share due to the after-tax effect of the charge recorded for the discontinuance of Starboard's stamping operations.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net sales for the six months ended June 30, 1997 were $145.0 million compared to $103.6 million for the six months ended June 30, 1996. The net sales increase of 40% is attributable to the acquisition of JPE Canada and BATCO in December 1996 and April 1997, respectively. For the six months ended June 30, 1997, net sales for the Company were approximately 70% to OEM customers and 30% to Aftermarket customers.

Gross profit increased 1.2% to $20.4 million for the three months ended June 30, 1997 as compared with $20.2 million for the comparable period of the prior year. The gross profit percentages were 14.1% and 19.5% for 1997 and 1996, respectively. The second quarter of 1996 includes a recovery of $890,000 from an OEM customer related to the cancellation of a trim program. Adjusting for this cost recovery, the gross profit percentages were 14.1% and 18.6%. The remaining decline in gross profit percentage is due primarily to the acquisition of JPE Canada which was purchased out of bankruptcy in December 1996 and lower operating performance at the Company's Starboard Industries, Inc. subsidiary. See discussion for the second quarter for management's plan to improve JPE Canada's and Starboard's performance.

Selling, general and administrative expenses increased 22.2% to $14.6 million for the six months ended June 30, 1997 from $12.0 million for the six months ended June 30, 1996. The increase is a result of the acquisitions of JPE Canada and BATCO as discussed above. The percentage of selling, general and administrative expenses to net sales was 10.1% for the six months ending June 30, 1997 as compared to 11.6% for the comparable period of the prior year. The decline in this percentage is attributable to the acquisition of JPE Canada which has a lower overhead structure than the other JPE businesses.

See  second  quarter  section  for  discussion  on the charge  recorded  for the
discontinuance   of  stamping   operations   and  quarterly   operating   profit
improvements.

Net interest expense increased to $4.6 million for the six months ended June 30, 1997 as compared to $3.5 million for the six months ended June 30, 1996. The higher interest cost is attributable to the factors mentioned in the quarterly discussion above.

Income tax benefit for the six months ending June 30, 1997 was $164,000 as compared to income tax expense of $1.9 million for the same period in 1996. The benefit is a result of the charge recorded for the discontinuance of stamping operations and the pretax loss at the Company's Canadian operation.

Net loss for the six months ended June 30, 1997 was $1.1 million as compared to net income of $2.8 million over the same period in 1996. The decrease is a result of the factors summarized above. Loss per share for the first six months of 1997 was $0.24 as compared to earnings per share of $0.61 during the same period in 1996. The net loss includes a loss of $1.5 million or $0.32 per share due to the after-tax effect of the charge recorded for the discontinuance of Starboard's stamping operations and a loss of $690,000 or $0.15 per share relating to the operations of JPE Canada.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund business acquisitions, working capital needs and capital additions to enhance existing production technologies and capabilities. Historically, the Company has used cash flows generated by operations, borrowings under its credit agreements and equity financing to meet these needs.

The Company's principal source of liquidity for the U.S. operations is the $110 million Third Amended and Restated Credit Agreement dated December 31, 1996. This agreement was amended on April 16, 1997 to increase the commitment by $10 million for the purchase of BATCO and to provide further liquidity for working capital needs. At June 30, 1997, the amount outstanding under this agreement was $106.5 million. This Credit Agreement matures on October 31, 1998. Management is currently evaluating various options to refinance, restructure or extend this facility and believes it will be successful in completing these activities prior to the maturity date. The Company has received a waiver from its Banks on the covenant default which resulted from the charge for discontinuing stamping operations at its Starboard Industries, Inc. subsidiary.

The Company's JPE Canada subsidiary has a credit agreement with a Canadian bank to fund its operating requirements and capital expenditures. At June 30, 1997, the borrowings under this facility total approximately $18 million. Repayment terms of borrowings under this facility vary based on the nature of the advance. Currently, $8.7 million is classified as short-term debt because the portion of the credit agreement for operating requirements is payable on demand or on December 31, 1997. The total commitment for operating needs is approximately $10.1 million through December 31, 1997, reducing to $8.5 million in 1998 (Cdn $14 million and $12 million, respectively). The term portion of this agreement aggregates approximately $9.2 million with monthly principal payments beginning in October 1997 of approximately $72,000 (Cdn $100,000). It is anticipated that the cash flow from the Canadian operations will fund these future payments.

Working capital at June 30, 1997 increased to $48.2 million as compared to $42.1 million at December 31, 1996. The increase in working capital is due primarily to increased customer tooling balances as a result of several new programs related to 1997 and 1998 launches for the Company's OEM trim group. Management is anticipating collection of these tooling costs in the third and fourth quarter of 1997. Customer tooling costs are normally incurred prior to the production of parts and, upon approval by the customer, these tooling costs are reimbursed by the customer. The delay between the expenditure of funds for tooling and reimbursement by the customer can be several months depending on the program and the customer. In addition, at December 31, 1996, receivables and inventories were low due to the holiday shut down by our OEM customers. Cash used by operations was $3.6 million for the reasons mentioned above. Capital spending for the six months ending June 30, 1997 totaled $7.4 million. These funds were provided through the various credit agreements. The Company expects that it will satisfy its debt service, working capital and capital expenditure requirements through cash flows generated by operations and, to the extent necessary, through borrowings under the credit agreements.

                           PART II. OTHER INFORMATION

                                    JPE, INC.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of JPE, Inc. was held on May 15, 1997, for the purpose of electing two directors of JPE, Inc. for a term to expire in 2000 and one director of JPE, Inc. for a term to expire in 1998. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Management's nominees for directors as listed in the proxy statement were elected with the following votes:

                                      Shares                    Shares
                                    Voted "For"               "Withheld"

     John Psarouthakis               2,687,508                   5,300
     Otto Gago                       2,687,258                   5,550
     C. William Mercurio             2,687,508                   5,300



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

               None


         b.  Reports on Form 8-K:

               On April 30, 1997, Registrant filed a report on Form 8-K reporting the acquisition of all of the capital stock of Brake, Axle and Tandem Company.



               On May 14, 1997, Registrant filed Amendment 1 to Form 8-K/A containing financial statements for Registrant's acquisition of all of the capital stock of Brake, Axle and Tandem Company.

                                    JPE, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JPE, Inc.


                                    By:  /s/ James F. Fahrner
                                       -----------------------
                                        James J. Fahrner
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


Date:  August 14, 1997

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.