Form 10-Q
period 1997-09-30
JPE INC
filed 1997-11-12
CIK 884637

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q


           [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1997

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


           775 Technology Drive, Suite 200, Ann Arbor, Michigan, 48108
               (Address of principal executive offices) (Zip Code)


                                 (313) 662-2323
              (Registrant's telephone number, including area code)

             900 Victors Way, Suite 140, Ann Arbor, Michigan 48108
              (Former name, former address and former fiscal year,
                         if changed, since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  /X/                No  / /

As of September 30, 1997, there were 4,602,180 shares of the registrant's common stock outstanding.

This Quarterly Report on Form 10-Q contains 16 pages, of which this is page 1.

                                    JPE, INC.

                                      INDEX


                                                                         Page
                                                                         ----
Part I.   Financial Information

     Item 1.  Financial Statements
              Consolidated Balance Sheets ..............................   3
              - At September 30, 1997 and 1996 (unaudited)
                and December 31, 1996

              Consolidated Statements of Income ........................   4
              - For the Three and Nine Months Ended
                September 30, 1997 and 1996 (unaudited)

              Consolidated Statements of Cash Flows ....................   5
              - For the Nine Months Ended September 30,
                1997 and 1996 (unaudited)

              Notes to Unaudited Consolidated
                Financial Statements ...................................   6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations ..........  10

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K .........................  15

     Signature .........................................................  16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                    JPE, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
                                              At September 30,       At Dec. 31,
                                             1997          1996          1996
                                             ----          ----          ----
                                                 (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents .............  $    508      $    681      $  1,316
  Accounts receivable, net ..............    43,350        28,792        26,829
  Inventory .............................    44,394        33,003        37,963
  Other current assets ..................    11,916         5,447         8,688
                                           --------      --------      --------

    Total current assets ................   100,168        67,923        74,796

Property, plant and equipment, net ......    71,665        51,220        69,281
Goodwill, net ...........................    31,632        27,351        27,068
Other assets, net .......................     2,600         1,814         3,580
                                           --------      --------      --------
    Total assets ........................  $206,065      $148,308      $174,725
                                           ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt .....  $  1,603      $    107      $    323
  Short-term debt .......................    10,545          --           8,120
  Accounts payable ......................    29,114        19,158        17,643
  Accrued liabilities ...................     6,299         4,947         6,190
  Income taxes payable ..................       189          --             382
                                           --------      --------      --------

    Total current liabilities ...........    47,750        24,212        32,658

Accrued liabilities .....................     1,914         1,147         1,547
Deferred income taxes ...................     3,725         2,251         3,184
Long-term debt, non-current .............   117,729        84,443       101,558
                                           --------      --------      --------

    Total liabilities ...................   171,118       112,053       138,947
                                           --------      --------      --------

Shareholders' equity:
  Preferred stock, 3,000,000
   authorized, no shares issued
   and outstanding ......................      --            --            --
  Common stock, no par value,
   15,000,000 authorized,
   4,602,180 and 4,582,480
   issued and outstanding at
   September 30, 1997 and
   December 31, 1996,
   respectively, and 4,582,480
   shares issued and outstanding
   at September 30, 1996 ................    28,026        27,921        27,921
  Retained earnings .....................     6,932         8,334         7,857
  Foreign currency translation
   adjustment ...........................       (11)         --            --
                                           --------      --------      --------

    Total shareholders' equity ..........    34,947        36,255        35,778
                                           --------      --------      --------

    Total liabilities and
     shareholders' equity ...............  $206,065      $148,308      $174,725
                                           ========      ========      ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

         For the Three and Nine Months Ended September 30, 1997 and 1996
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                   Three Months                Nine Months
                                       Ended                     Ended
                                   September 30,              September 30,
                                1997        1996            1997         1996
                                ----        ----            ----         ----
Net sales ...................  $70,298     $50,142        $215,330     $153,732

Cost of goods sold ..........   59,801      43,163         184,418      126,589
                               -------     -------        --------     --------

  Gross profit ..............   10,497       6,979          30,912       27,143

Charge for impairment
 of goodwill (Note D) .......     --         4,300            --          4,300

Discontinuance of stamping
 operations (Note E) ........     --          --             2,250         --

Selling, general and
 administrative expenses ....    7,293       6,686          21,936       18,667
                               -------     -------        --------     --------

  Operating profit (loss) ...    3,204      (4,007)          6,726        4,176

Other expense ...............        8        --               194         --

Interest expense, net .......    2,730       1,718           7,346        5,252
                               -------     -------        --------     --------

    Income (loss) before
     taxes ..................      466      (5,725)           (814)      (1,076)

Provision for (benefit
 from) income taxes .........      275      (1,819)            111           36
                               -------     -------        --------     --------

  Net income (loss) .........  $   191     $(3,906)       $  (925)     $ (1,112)
                               =======     =======        =======      ========


Earnings (loss) per share ...  $  0.04     $ (0.85)       $ (0.20)     $  (0.24)
                               =======     =======        =======      ========


Weighted average shares
 outstanding ................    4,604       4,590          4,602         4,585
                               =======     =======        =======      ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Nine Months
                                                                 Ended
                                                             September 30,
                                                          1997           1996
                                                          ----           ----
Cash flows from operating activities:
  Net loss ...........................................  $  (925)       $ (1,112)
  Adjustments to reconcile net loss to
   net cash provided by (used for)
   operating activities:
     Depreciation and amortization ...................    7,426           5,531
     Loss on impairment of goodwill ..................     --             4,300
     Discontinuance of stamping operations ...........    2,250            --
     Disposal of property and equipment ..............       33             405
     Changes in operating assets and
      liabilities:
       Accounts receivable ...........................  (14,610)         (5,382)
       Inventory .....................................   (4,760)          1,392
       Other current assets ..........................   (1,690)            359
       Accounts payable ..............................    8,596           4,002
       Accrued liabilities ...........................   (1,767)           (756)
       Income taxes ..................................     (193)           (174)
       Deferred income taxes .........................      541          (1,078)
                                                        -------        --------

         Net cash provided by (used for)
          operating activities .......................   (5,099)          7,487
                                                        -------        --------

Cash flows from investing activities:
  Purchase of property and equipment .................  (10,687)         (8,889)
  Cash proceeds from sale of property
   and equipment .....................................    1,200            --
  Acquisition of BATCO ...............................   (5,518)           --
                                                        -------        --------

         Net cash used for investing
          activities .................................  (15,005)         (8,889)
                                                        -------        --------

Cash flows from financing activities:
  Net borrowings under revolving loan ................   15,621          11,275
  Repayments of note payable .........................   (1,540)        (10,100)
  Net borrowings under Canadian credit
   facility ..........................................    3,501            --
  Net borrowings under capital lease
   arrangements ......................................    1,571            --
  Sale of common stock ...............................       77             410
  Tax benefit from exercised stock
   options ...........................................       28             210
                                                        -------        --------

         Net cash provided by financing
          activities .................................   19,258           1,795
                                                        -------        --------

  Currency translation effect on cash ................       38            --
                                                        -------        --------

Cash and cash equivalents:
  Net increase (decrease) in cash ....................     (808)            393

  Cash and cash equivalents,
   beginning of period ...............................    1,316             288
                                                        -------        --------

  Cash and cash equivalents,
   end of period .....................................  $   508        $    681
                                                        =======        ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands, Except Per Share Data)


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature or are described in the footnotes herein. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the JPE, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and the Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

     December 31, 1996 disclosures within the financial statements and footnotes have been derived from the audited financial statements included in the aforementioned Form 10-K; information at September 30, 1997 and 1996 and for the periods then ended is unaudited.


B.   INVENTORY:

     Inventories by component are as follows:

                           Sept. 30, 1997     Sept. 30, 1996     Dec. 31, 1996
                           --------------     --------------     -------------

     Finished goods ........  $19,030            $15,953            $15,457
     Work in process .......    4,337              4,219              4,811
     Raw material ..........   18,394             10,142             15,116
     Tooling ...............    2,633              2,689              2,579
                              -------            -------            -------

                              $44,394            $33,003            $37,963
                              =======            =======            =======

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands, Except Per Share Data)


C.   NEW FINANCIAL ACCOUNTING STANDARDS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This standard requires a change in method for computing and presenting earnings per share effective for the period ending after December 15, 1997. The Company has reviewed this statement and believes that there will be no material change in its reported earnings per share amounts.


     Beginning  in  1998,  the  Company  is  required  to adopt  SFAS  No.  130,
     "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 will require the Company to report comprehensive income as part of the consolidated financial statements. The Company expects that foreign currency translation adjustments will be the principal additional item required to be presented as comprehensive income. SFAS No. 131 will require the Company to report certain information about operating segments in the consolidated financial statements. The Company is currently evaluating the provisions of this statement to determine its impact upon current segment disclosures.


D.   GOODWILL IMPAIRMENT:

     During the third quarter of 1996, management identified that a significant change had occurred in the product mix of Industrial & Automotive Fasteners, Inc. ("IAF") since it was acquired in March 1995. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management recorded a $4,300 impairment writedown of the goodwill associated with the acquisition of IAF. The goodwill was originally valued at $6,820 when IAF was acquired and, subsequent to the adjustment, had a net unamortized carrying value of approximately $2,140 as of September 30, 1996, based on the then estimated current fair market value of the IAF business which was acquired.

E.   DISCONTINUANCE OF STAMPING OPERATIONS:

     On May 15, 1997, the Company announced a plan to discontinue its stamping operations at its East Tawas, Michigan facility of Starboard Industries, Inc. ("Starboard" or "SBI"), a wholly-owned subsidiary of the Company. The plan included resourcing stamped parts to other OEM suppliers, the sale of stamping assets and a reduction in the Starboard workforce. As a result of this plan, the Company recorded a charge of $2.25 million comprised of the following:

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands, Except Per Share Data)


E.   DISCONTINUANCE OF STAMPING OPERATIONS (CONTINUED):

     Loss on sale of fixed assets ...............................  $1,348
     Severance expenses .........................................     365
     Adjustment to net realizable value of inventory ............     407
     Other ......................................................     130
                                                                   ------
     Total ......................................................  $2,250
                                                                   ======


F.   BATCO ACQUISITION:

     On April 16, 1997, Dayton Parts, Inc., a wholly-owned subsidiary of JPE, Inc., acquired all of the capital stock of Brake, Axle and Tandem Company ("BATCO") for $5,518 in cash. In addition to the cash paid, the purchase agreement also includes an "earn-out" provision which will increase the purchase price by up to $4,000 if certain sales levels are achieved over the next five years. The value of assets acquired and liabilities assumed for the purchase was the following:

     Accounts receivable and other current assets ...............  $ 1,975
     Inventory ..................................................    2,078
     Property, plant and equipment ..............................      379
     Goodwill ...................................................    5,551
     Deferred tax asset .........................................      657
                                                                   -------

          Total assets ..........................................   10,640

     Accounts payable ...........................................    2,875
     Accrued expenses ...........................................    1,573
     Debt .......................................................      674
                                                                   -------

         Total liabilities ......................................    5,122
                                                                   -------

     Total, net .................................................  $ 5,518
                                                                   =======

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands, Except Per Share Data)


F.   BATCO ACQUISITION (CONTINUED):

     The following unaudited pro forma summary information for the nine months ended September 30, 1997 and 1996 assumes that the acquisitions of JPE Canada and BATCO had occurred on January 1, 1996. The significant adjustments relate to the inclusion of amortization of goodwill, an increase in interest expense based on an increase in long-term obligations, a decrease in commission expense at JPE Canada, reduced depreciation on the revaluation of property, plant and equipment and the related income tax effects:

                                              Nine Months Ended September 30,
                                                  1997              1996
                                                  ----              ----

     Revenues ...............................   $220,840          $223,516
     Operating profit .......................      6,455             5,900
     Loss before income taxes ...............     (1,246)           (1,245)
     Net loss ...............................     (1,175)           (1,224)
     Loss per common share ..................   $  (0.26)         $  (0.27)

                                    JPE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to assist in understanding the Company's results of operations, and its financial position, cash flows, capital structure and other relevant financial information.

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

RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1997 COMPARED
TO THIRD QUARTER ENDED SEPTEMBER 30, 1996

Net sales for the third quarter of 1997 were $70.3 million compared to $50.1 million for the same quarter last year. The net sales increase of 40% is primarily attributable to the acquisitions of JPE Canada Inc. ("JPE Canada") and Brake, Axle and Tandem Company ("BATCO") in December 1996 and April 1997, respectively. JPE Canada is a Canadian supplier of injection-molded plastic exterior trim to original equipment manufacturers ("OEMs") and BATCO is a supplier of brake hardware, wheel attaching and suspension parts for the heavy duty truck and trailer aftermarket. In addition to these acquisitions, the Company experienced slightly higher sales in all three of its operating groups due to new product line offerings in the aftermarket and launches of new programs for OEM customers during 1997. For the quarter ended September 30, 1997, net sales for the Company were approximately 65% to OEM customers and 35% to aftermarket customers

Gross profit increased 50% to $10.5 million in the third quarter of 1997 compared with $7.0 million for the third quarter ended September 30, 1996. The gross margin percentages were 14.9% and 13.9% for the third quarters of 1997 and 1996, respectively. During the third quarter of 1996, the Company recorded $1.4 million of inventory adjustments relating to slow-moving/obsolete inventory and physical inventory adjustments. Adjusting for this one time write-down of inventory, gross profit percentage for the third quarter of 1996 was 16.7%. The decrease from adjusted gross profit percentage is a result of operating results at the Company's JPE Canada and Starboard subsidiaries which are lower than the other JPE companies. The lower gross profit percentage at JPE Canada is a result of JPE Canada being purchased out of bankruptcy in December 1996. Starboard's lower gross profit percentage is a result of the stamping production, a manufacturing process which is being discontinued.

The Company has on-going turn-around plans to improve both JPE Canada and Starboard. The plan related to JPE Canada is focused on improving JPE Canada's profitability through reducing scrap, premium freight, and overtime while improving productivity. Management believes that JPE Canada will continue to show improvement in its gross profit percentage with the continued execution of this turn-around plan. The Starboard turn-around plan details actions necessary to exit the stamping operation at Starboard's East Tawas, Michigan facility. This plan involved resourcing stamped parts to other third party suppliers, reducing its workforce and selling the stamping assets. All of these actions were completed by the end of the third quarter 1997. Management believes that these actions, along with a relayout of the manufacturing facility will return Starboard's operations to profitability.

The decrease in gross profit percentage discussed above is partially offset by significant improvements in gross margin at the Company's Industrial & Automotive Fasteners, Inc. ("IAF") subsidiary. The improvement at IAF is a result of the continued execution of a turn-around plan which includes a major plant relayout, upgrading of existing equipment and stronger production controls.

During the third quarter of 1996, management identified that a significant change had occurred in the product mix of IAF since it was acquired in March 1995. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management recorded a $4.3 million impairment writedown of the goodwill associated with the acquisition of IAF. The goodwill was originally valued at $6.8 million when IAF was acquired and, subsequent to the adjustment, had a net unamortized carrying value of approximately $2.1 million as of September 30, 1996, based on the current fair market value of the IAF business which was acquired. This adjustment reduced goodwill amortization by $172,000 on an annual basis.

Selling, general and administrative expenses increased 9.1% to $7.3 million in the third quarter of 1997 over $6.7 million for the third quarter of 1996. Selling, general and administrative expense for the third quarters of 1997 and 1996 was 10.4% and 13.3% of net sales, respectively. Selling, general and administrative expense for the three months ending September 30, 1996 includes a $850,000 charge related to the write-down of an equity investment related to the SBI business and severance costs for changes in senior management at IAF and SBI. Adjusting for this one time event, the selling, general and administrative expense percentage for the third quarter of 1996 was 11.6%. The decrease in adjusted selling, general and administrative expense percentage is a result of the acquisition of JPE Canada which has a lower administrative overhead structure than the other JPE businesses and the acquisition of BATCO, which increased Dayton Parts, Inc.'s ("Dayton Parts") sales without a proportionate increase in its selling, general and administrative expense.

Net  interest  expense  increased  to $2.7  million for the three  months  ended
September  30,  1997 as  compared to $1.7  million  for the three  months  ended
September 30, 1996. The higher interest cost is attributable to the funds borrowed to finance the JPE Canada and BATCO acquisitions; a higher average debt level as a result of capital investments made in the Company's businesses; and increased customer tooling balances related to several new 1997 and 1998 program launches in the OEM trim group.

Income tax expense for the quarter ending September 30, 1997 was $275,000 as compared to income tax benefit of $1.8 million recorded during the same period in 1996. The change is a result of pre-tax earnings in the third quarter of 1997 versus a pre-tax loss in the same period in 1996. As a result of the loss in the third quarter 1996, the Company recorded a federal income tax benefit, partially offset by state and foreign income taxes. The effective tax rate for the third quarter 1997 is 59%, which is a result of higher pre-tax income from JPE companies which reside in states with income based taxes.

Net income for the three months ended September 30, 1997 was $191,000 as compared to net loss of $3.9 million for the quarter ended September 30, 1996. The change is attributable to the matters summarized above. Earnings per share during the third quarter were $0.04 as compared to a loss per share of $0.85 during the third quarter of 1996. The improvement is due to the factors mentioned above. The weighted average shares outstanding for the third quarter of 1997 were 4,604,000 as compared to 4,590,000 for the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the nine months ended September 30, 1997 increased to $215.3 million from $153.7 million for the nine months ended September 30, 1996, an increase of 40%. The increase in net sales is attributable to the acquisitions of JPE Canada and BATCO as mentioned in the quarterly discussion above. In addition to these acquisitions, the Company experienced slightly higher sales in all three of its operating groups due to new product line offerings in the aftermarket and launches of new programs for OEM customers during 1997. For the nine months ended September 30, 1997, net sales for the Company were approximately 68% to OEM customers and 32% to Aftermarket customers.

Gross profit increased 14% to $30.9 million for the nine months ended September 30, 1997 as compared with $27.1 million for the comparable period of the prior year. The increase is related to the acquisitions of JPE Canada and BATCO, as well as higher sales volumes. Gross profit percentages were 14.4% and 17.7% for 1997 and 1996, respectively. This decline in gross margin percentage is due primarily to the acquisition of JPE Canada which was purchased out of bankruptcy in 1996 and lower operating performance at the Company's Starboard subsidiary, partially offset by factors mentioned in the quarterly discussion above. The decline in Starboard's performance is a result of production difficulties, higher scrap and pricing issues in its stamping operations.

During the second quarter of 1997, management implemented a plan to improve the operating results of its Starboard business. The plan resulted in Starboard discontinuing its stamping operations on September 30, 1997. Management made this decision based on the negative impact the stamping business had on the operating results of Starboard and the OEM Trim Group, as a whole. As a result of this discontinuance of stamping operations, the Company recorded a charge of $2.25 million relating to the loss on disposal of assets, employee severance and other costs directly related to the stamping business. Through the end of the third quarter 1997, Starboard had resourced its stamped parts to other OEM suppliers, sold its stamping assets and reduced its workforce in accordance with the plan. The final stage of the plan involves a major relayout of Starboard's East Tawas, Michigan production facility which will be completed by the second quarter of 1998.

See the quarterly discussion for an explanation of the $4.3 million charge for impairment of goodwill.

Selling, general and administrative expenses increased 17.5% to $21.9 million for the nine months ended September 30, 1997 over $18.7 million for the nine months ended September 30, 1996. The increase is a result of the acquisitions of JPE Canada and BATCO as discussed above. The percentage of selling, general and administrative expenses to net sales was 10.2% for the nine months ending September 30, 1997 as compared to 12.1% for the same period in 1996. The decline in this percentage is attributable to the acquisition of JPE Canada which has a lower overhead structure than the other JPE businesses, partially offset by the one-time charge recorded in the third quarter of 1996 mentioned in the quarterly discussion above.

See quarterly discussion for explanation of increase in operating profit percentage.

Net  interest  expense  increased  to $7.3  million  for the nine  months  ended
September 30, 1997 as compared to $5.3 million for the nine months ended September 30, 1996. The higher interest cost is attributable to the factors mentioned in the quarterly discussion above.

As a result of the year to date pre-tax loss, the Company has reduced its federal income tax expense for the nine months ending September 30, 1997 and 1996. The provision for income taxes for the first nine months of both 1997 and 1996 represents state income taxes, partially offset by the federal income tax benefit.

Net loss for the nine months ended September 30, 1997 was $925,000 as compared to $1.1 million for the nine months ended September 30, 1996. The decrease in net loss is a result of factors mentioned above. Loss per share for the nine months ending September 30, 1997 was $0.20 as compared to $0.24 during the first nine months of 1996. The decrease in net loss is due to the factors mentioned above and an increase in the weighted average shares outstanding. The weighted average shares outstanding for the first nine months of 1997 were 4,602,000 as compared to 4,585,000 for the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund business acquisitions, working capital needs and capital additions to enhance existing production technologies and capabilities. Historically, the Company has used cash flows generated by operations, borrowings under its credit agreements and equity financing to meet these needs.

The Company's principal source of liquidity for the U.S. operations is the Third Amended and Restated Credit Agreement dated December 31, 1996 providing for an aggregate of $120 million in credit lines. At September 30, 1997, the amount outstanding under this agreement was $107.8 million. This Credit Agreement matures on October 27, 1998. Management is currently evaluating various options to refinance, restructure or extend this facility and believes it will be successful in completing these activities prior to the maturity date.

The Company's JPE Canada subsidiary has a credit agreement with a Canadian bank to fund its operating requirements and capital expenditures. At September 30, 1997, the borrowings under this facility total approximately $19.8 million. Repayment terms of borrowings under this facility vary based on the nature of the advance. Currently, $10.5 million is classified as short-term debt because the portion of the credit agreement for operating requirements is payable on demand or on December 31, 1997. The total commitment for operating needs is approximately $10.6 million through December 31, 1997, reducing to $8.5 million in 1998 (Cdn $14 million and $12 million, respectively). The Company is currently reviewing its capital needs with the Canadian bank to continue to provide adequate financing for JPE Canada's operations. The term portion of this agreement aggregates approximately $8.4 million with monthly principal payments beginning in October 1997 of approximately $72,000 (Cdn $100,000). It is anticipated that the cash flow from the Canadian operations will fund these future payments.

Working capital at September 30, 1997 increased to $52.4 million as compared to $42.1 million at December 31, 1996. The increase in working capital is due primarily to increased customer tooling balances as a result of several new programs related to 1997 and 1998 launches for the Company's OEM trim group; additional inventories related to new product line offerings in the aftermarket; and the impact on inventory from the BATCO acquisition. Management is anticipating collection of approximately $3 million of tooling costs in the fourth quarter of 1997 and the remainder of the balance in 1998. Customer tooling costs are normally incurred prior to the production of parts and, upon approval by the customer, these tooling costs are reimbursed by the customer. The delay between the expenditure of funds for tooling and reimbursement by the customer can be several months to over a year depending on the program and the customer. The BATCO acquisition resulted in increased inventories in order to achieve acceptable customer order fill rates. In addition to these factors, at December 31, 1996, receivables and inventories were low due to the holiday shut down by our OEM customers. Cash used by operations was $5.1 million for the reasons mentioned above. Capital investment spending for the nine months ending September 30, 1997 totaled $10.7 million. These funds were provided through the various credit agreements. The Company expects that it will satisfy its debt service, working capital and capital expenditure requirements through cash flows generated by operations and, to the extent necessary, through borrowings under the credit agreements.



                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a.  Exhibits:

             10.1 Amendment No. 2 dated as of June 30, 1997 to Third Amended and Restated Credit Agreement

         b.  Reports on Form 8-K:

             None.

                                    JPE, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JPE, Inc.


                                    By:  /s/ James J. Fahrner
                                        --------------------------
                                         James J. Fahrner
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)


Date:  November 12, 1997

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------

 10.1 Amendment No. 2 dated as of June 30, 1997 to Third Amended and Restated Credit Agreement

 27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.