Form 10-K
period 1997-12-31
JPE INC
filed 1998-03-31
CIK 884637

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                         Commission File Number 0-22580


                                    JPE, INC.
              775 Technology Drive, Suite 200, Ann Arbor, MI 48108
                                 (734) 662-2323


Incorporated in Michigan           IRS Employer Identification Number 38-2958730



Securities Registered Pursuant to Section 12(b) of the Act:                 None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Class                                      Exchange on Which Registered
Common Stock                                              Nasdaq National Market


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price of March 16, 1998, the aggregate  market value of the
Registrant's   Common  Stock  held  by  non-affiliates  of  the  Registrant  was approximately $17,936,503.

The number of shares of the Registrant's Common Stock outstanding at March 16, 1998 was 4,602,180.

================================================================================

                                TABLE OF CONTENTS

Item                                                                      Pages
----                                                                      -----
                                     PART I

1.  Business                                                                 3
2.  Properties                                                              11
3.  Legal Proceedings                                                       11
4.  Submission of Matters to a Vote of Security Holders                     12

                                     PART II

5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                12
6.  Selected Financial Data                                                 13
7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                15
8.  Financial Statements and Supplementary Data                             21
9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                42

                                    PART III

10. Directors and Executive Officers of the Registrant                      42
11. Executive Compensation                                                  46
12. Security Ownership of Certain Beneficial Owners
         and Management                                                     52
13. Certain Relationships and Related Transactions                          52

                                     PART IV

14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                        53
    Signatures                                                              58

                          FINANCIAL STATEMENT SCHEDULES

    JPE, Inc. and Subsidiary Financial Statement Schedules                  59
    Exhibit Index                                                           61

                                     PART I

ITEM 1.  BUSINESS

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

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result, among other things, of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) operational difficulties encountered during the launch of major new OEM programs; (iii) the availability of funds to the Company for strategic acquisitions and capital investments to enhance existing production and distribution capabilities (see "Liquidity and Capital Resources"); and (iv) the net proceeds to the Company from the sale of the stock or assets of Company subsidiaries.

GENERAL

JPE, Inc. (together with its consolidated subsidiaries, the "Company"), through its six operating subsidiaries, manufactures and distributes automotive and truck components to original equipment manufacturers ("OEMs") and to the aftermarket. The Company's business strategy is to develop and operate manufacturing and distribution businesses in the automotive components industry which have significant potential for growth in sales and earnings. Since December 1992, the Company has completed seven acquisitions, which are described below:

Effective
Date of                           Product         Primary       Major
Acquisition      Acquisition      Classes         Market        Customers
-----------      -----------      -------         ------        ---------
December 1992    Dayton Parts,    Heavy-duty      Heavy-duty    Truckpro
                 Inc. ("DPI")     undercarriage   truck and     Inland Truck
                                  parts           trailer        Parts
                                                  aftermarket   Better Spring
                                                                 Company, Inc.

July 1994        Allparts, Inc.   Brake systems   Automotive    Autozone
                 ("Allparts")                     aftermarket

September 1994   SAC Corporation  Exterior trim   Automotive    General Motors
                 ("Starboard")                    and light     Chrysler
                                                  truck OEM

February 1995    Industrial &     Fasteners       Automotive    Chrysler
                 Automotive                       and light     Ford
                 Fasteners,                       truck OEM     General Motors
                 Inc. ("IAF")

March 1995       Plastic Trim,    Exterior trim   Automotive    General Motors
                 Inc. ("PTI")                     and light     Chrysler
                                                  truck OEM     Ford

December 1996    Pebra Inc.       Exterior trim   Automotive    General Motors
                 ("JPE Canada")                   and light
                                                  truck OEM

April 1997       Brake, Axle      Heavy-duty      Heavy-duty    Moroto y
                 and Tandem       undercarriage   truck and      Balmaceda
                 Company          parts           trailer       Weldon Parts
                 ("BATCO")                        aftermarket


In February 1998, the Company announced its intention to sell Dayton Parts (including BATCO) and Allparts, its Aftermarket businesses, and will use the proceeds to pay down debt. In addition, in March 1998, the Company announced its intention to sell all of JPE and its businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following table sets forth information regarding the Company's sales in certain classes of similar products as percentages of net sales for the periods indicated.

                                               Percentage of Net Sales
                                               Year ended December 31,
                                       -----------------------------------------

                                       1993     1994     1995     1996     1997
                                       ----     ----     ----     ----     ----
OEM:
 Exterior Trim.....................     --      12.5%    44.2%    46.8%    54.3%
 Fasteners.........................     --       --      15.8     16.2     13.8

Aftermarket:
 Heavy-duty undercarriage parts....   100.0%    81.3     33.7     30.4     25.7
 Other.............................     --       6.2      6.3      6.6      6.2
                                      ------   ------   ------   ------   ------
                                      100.0%   100.0%   100.0%   100.0%   100.0%
                                      ======   ======   ======   ======   ======

ORIGINAL EQUIPMENT

The Company's OEM group consists of four operations: Starboard, PTI, JPE Canada and IAF. Starboard manufactures and supplies luster, painted and co-extruded metallic decorative and functional exterior trim parts. PTI manufactures and supplies decorative extruded plastic exterior trim. JPE Canada manufactures, paints and supplies plastic injection-molded exterior trim. Starboard, PTI and JPE Canada supply parts directly to OEMs and to suppliers which sell to OEMs ("Tier 1 suppliers"). All of the parts supplied are utilized in automotive and light truck applications.

IAF manufactures and supplies decorative, specialty and standard wheel nuts for domestic OEMs and certain Japanese transplants for use on automobiles and light trucks. In addition, IAF uses its proprietary process to manufacture stainless steel capped wheel nuts.

AFTERMARKET

The Company's aftermarket group consists of two operations: DPI and Allparts. DPI manufactures and distributes springs and spring-related products and distributes a variety of other undercarriage replacement parts for trucks and trailers, consisting of brake, wheel-end, suspension and steering products. Almost all of DPI's springs and spring-related products are manufactured at its plant in Harrisburg, Pennsylvania. Other products sold by DPI are purchased from third party manufacturers. DPI sells products to the truck and trailer parts independent aftermarket under the brand names "Stanley Springs," "Dayton Parts" and "BATCO."

In April 1997, DPI acquired all of the capital stock of BATCO. BATCO added complementary products to DPI's product line, particularly brake hardware. In addition, BATCO has a distribution operation in Canada and established customers in Mexico and Central America. In June 1997, DPI closed BATCO's U.S. distribution center located in Dallas, Texas, and consolidated those operations in DPI's Harrisburg, Pennsylvania warehouse.

Allparts distributes hydraulic brake system products for the independent automotive and light truck aftermarket. Currently, Allparts sells its brake parts under the brand names of "Brakeware" and "Tru-Torque." Allparts also sells a small percentage of parts under private label.

MANUFACTURING OPERATIONS

ORIGINAL EQUIPMENT

Starboard manufactured decorative exterior trim, functional stampings and specialty products from stainless and galvanized steel. In 1997, Starboard ceased producing substantially all of its stampings, resourced the stamping business and sold most of its stamping related equipment. Starboard's primary manufacturing processes include roll forming, bending, pierce and end forming, and co-extrusion of steel and PVC. Decorative and functional parts produced by Starboard are often plated, painted or heat treated by third parties before final shipment to the customer. Decorative products are utilized in fascia, body side, window trim and reveal, garnish and wheel well trim applications. Specialty products produced by Starboard are primarily luggage racks and appliques.

PTI manufactures extruded plastic exterior trim products. These products are manufactured primarily from PVC plastic which is extruded at high temperatures into parts of varying dimensions. Once extruded, these parts are assembled before being shipped to the customer. The parts are used primarily for decorative and styling purposes in the production of passenger cars, light trucks, minivans, and sport-utility vehicles. PTI manufactures three primary products: (1) reveal moldings, which surround a vehicle's windshield and backlight glass and cover the gap between the edge of the glass and the car body; (2) body side moldings, which serve aesthetic and functional purposes and are affixed to the side of a vehicle; and (3) bumper fascia moldings, which are bright or colored decorative inserts attached to plastic bumpers and bumper pads, and are primarily aesthetic in nature.

JPE Canada manufactures plastic injection molded parts which are both decorative and functional in nature. These parts are produced utilizing plastic compound which is injected into a product mold at high temperatures and then painted with a high luster finish. These products consist of: (1) body-side moldings, which are styling aspects of the vehicle as well as providing dent protection; (2) rocker panels, which function as a guard directly below the door(s) and between the two wheels of the vehicle; and (3) front and rear fascias, which act as the integrated system of the grill, headlights/tail lamps and bumper on the front or rear of a vehicle.

IAF manufactures decorative capped, specialty, and standard wheel nuts. The manufacturing of wheel nuts is a highly automated repetitive process using cold forming machines for the basic shapes and secondary machines for internal and external threading, shaving, welding and crimping. IAF owns patents to affix stainless steel caps to the wheel nut that provide an aesthetically sleek and stylish appearance and serve as a rust shield.

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

MARKETING, DISTRIBUTION AND CUSTOMERS

ORIGINAL EQUIPMENT

The Company's OEM business supplies products to domestic OEMs either directly or through Tier 1 suppliers. In the year ended December 31, 1997, approximately 68% of the Company's net sales were to OEM customers. Sales to significant customers for the year ending December 31, 1997 were as follows:

                                            Actual
                                            ------
         General Motors                      44%
         Chrysler Corporation                11%

No other OEM customer accounts for more than 10% of the Company's net sales.

The Company sells its products through a direct sales force or agents that specialize in the Company's product lines. The Company works directly with its customers, including the three major U.S. automobile manufacturers, to design and develop products to satisfy market demands. Most of the parts the Company produces have lead times of one to four years from product award to production. The Company has been awarded new business for each of the 1998-2001 model years.

Because the Company's OEM business supplies its customers on a "just-in-time" basis, it does not currently maintain a backlog.

AFTERMARKET

The Company's aftermarket business distributes springs and spring-related products manufactured by DPI, as well as other undercarriage replacement parts, including wheel-end products (such as brake drums, cast spoke wheels, rotors and calipers), brake hardware, suspension parts (such as hangers, bushings, shocks and suspension kits) and steering components (such as king pin sets, ball joints, drag links and tie rod ends). Allparts derives all of its sales through the distribution of hydraulic brake parts to the independent aftermarket. As part of its distribution process, a number of products sold by Allparts are packaged at its distribution facility.

DPI uses its own sales force to sell products for heavy and medium-duty trucks and trailers throughout the continental United States, Mexico, Central America and parts of Canada to approximately 1,800 customers. Although most of DPI's products are for the repair and maintenance needs of heavy and medium-duty trucks, trailers and mobile equipment, DPI also sells some products for light-duty trucks. In addition to on-the-road trucks and trailers, DPI distributes undercarriage replacement parts for specialty vehicles such as garbage trucks, cement trucks, construction equipment and farm equipment.

DPI sells its products primarily to spring service shops, fleet distributors, manufacturers of specialty vehicles, warehouse distributors and wheel and rim distributors. These outlets in turn sell parts to local truck fleets, redistribute parts to smaller outlets such as local repair garages or install the parts themselves on the end-users' vehicles.

Allparts' sales and marketing efforts are directed through a network of manufacturer's representative agencies. These agencies are directed by the national sales manager of Allparts.

Allparts' sales include a major retail chain that represents 14% of the total sales for aftermarket businesses. No one aftermarket customer accounts for more than 10% of the Company's annual net sales. The aftermarket group ships most of its products in a short period of time after receiving the related order and does not maintain a significant order backlog.

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

COMPETITION

ORIGINAL EQUIPMENT

The OEM supplier industry is highly competitive and comprised of many companies of various sizes. Demand for parts and components sold to OEMs is driven by the demand for sales of new vehicles. The Company believes that the number of such competitors will decrease in response to the OEMs' pressure for supplier consolidation. The Company's largest competitors for exterior trim include Magna International Inc.-Decomo Division, Venture Holdings Trust, Standard Products, Arrow Plastic Products and Guardian Industries Corp., and for fasteners include MacLean-Fogg, Horizon and others. Many of the Company's competitors are divisions or subsidiaries of companies which are substantially larger and more diversified than the Company. In addition, many of the Company's competitors have greater financial and other resources than the Company.

The Company competes for new business both at the beginning of the development of new models and upon the redesign of existing models. Competitive factors in the market for the Company's OEM products include quality, reliability, cost, timely delivery, technical expertise and development capability.

Aftermarket

The automotive and truck parts aftermarket in which DPI and Allparts operate is highly competitive. Both DPI and Allparts have numerous competitors. However, the product lines of DPI and Allparts are narrow and focus on specific markets. There is no one competitor that dominates any product line in which either DPI or Allparts participates. Some of the Company's more significant competitors are Triangle Auto Spring Co., Meritor Automotive and Euclid Industries Inc. In addition, some of the Company's competitors are well-established truck or automotive suppliers which have greater financial and other resources than the Company. Among the primary competitive factors affecting this market are price, product quality, breadth of product line and customer service.

SUPPLIERS AND RAW MATERIALS

The principal raw materials used by DPI, Starboard and IAF in their manufacturing operations are various types and grades of steel, all of which are readily available. The principal raw materials used by PTI and JPE Canada are acrylic foam tape, paint, PVC, and thermo plastic olefin (TPO) and thermo plastic urethane (TPU) compounds, all of which are readily available.

The Company's aftermarket business is affected by its ability to obtain an adequate supply of the products it distributes, its relationships with its suppliers and its ability to purchase products from those suppliers on favorable terms. The Company believes that it has multiple sources for all product part numbers from either domestic or offshore manufacturers.

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

EMPLOYEES

The Company had a total of approximately 1,426 employees on December 31, 1997, approximately 909 of whom were located in the United States. Approximately 692 were represented by labor unions, at the Company's JPE Canada, IAF and PTI operations. The IAF collective bargaining agreement expires in April 1998 and the PTI agreement expires in October 1998.


ITEM 2.  PROPERTIES

The following list indicates the Company's principal manufacturing, distribution and administrative facilities by location. All owned U.S. facilities are subject to liens under the Credit Agreement and all owned Canadian facilities are subject to liens under the Canadian Credit Facility:

                                               Building Size
Primary Use                                    (Approximate          Owned
of the Facility           Location              Square Feet)       or Leased
---------------           --------             -------------       ---------

Corporate headquarters    Ann Arbor, MI            5,200             Leased
Manufacturing             East Tawas, MI         100,000             Owned
Manufacturing and
 administrative           Royal Oak, MI           75,000             Owned
Manufacturing and
 administrative           Beavercreek, OH        105,000             Owned
Finishing and
 distribution             Jamestown, OH           90,000             Owned
Manufacturing             Harrisburg, PA         100,000             Owned
Distribution and
 administrative           Harrisburg, PA         150,000             Leased
Packing and
 distribution
 facility                 Louisiana, MO           40,000             Owned
Manufacturing and
 administrative           Peterborough,
                           Ontario, Canada       231,000             Owned
Manufacturing and
 warehousing              Peterborough,
                           Ontario, Canada       147,000             Leased
Manufacturing             Kitchener, Ontario,
                           Canada                 94,000             Owned


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

                                  MARKET PRICE
QUARTER                       1996                              1997
-------                       ----                              ----
                      High             Low              High           Low
                      ----             ---              ----           ---

First                $11.25           $8.25            $8.50          $6.75
Second                11.13            9.00             7.75           6.38
Third                 10.00            8.00             7.69           5.44
Fourth                 9.00            6.88             8.25           5.25


On March 16, 1998, there were approximately 146 holders of record of the Company's Common Stock and approximately 1,633 beneficial shareholders.

The Company has never declared or paid any dividends on shares of Common Stock and has no intention of declaring or paying any dividends on shares of Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the periods ended December 31, 1993, 1994, 1995, 1996 and 1997, are derived from the Company's financial statements, audited by Coopers & Lybrand L.L.P., independent accountants, and should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere in this Report on Form 10-K (the "Company's Financial Statements"). The selected financial data set forth below should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report on Form 10-K. Certain amounts from prior years have been reclassified to conform with the 1997 presentation.


                                         Years Ended December 31,
                             ---------------------------------------------------
                               1993      1994      1995       1996       1997
                               ----      ----      ----       ----       ----
                                  (in thousands, except per share data)

Income statement data:
  Net sales                  $54,693   $70,073   $169,202   $201,453   $287,066
  Cost of goods sold          40,639    51,994    134,156    166,714    246,903
                             -------   -------   --------   --------   --------

    Gross profit              14,054    18,079     35,046     34,739     40,163

Charge for impairment
 of goodwill                     --        --         --       4,300        --

Discontinuance of
 stamping operations             --        --         --         --       2,164

Selling, general and
 administrative expenses       9,950    11,892     21,361     24,600     29,254
                             -------   -------   --------   --------   --------

    Operating profit           4,104     6,187     13,685      5,839      8,745

Other non-operating expense      --        --         --         --         618

Interest income (expense),
 net                            (844)   (1,029)    (6,456)    (7,225)   (10,464)
                             -------   -------   --------   --------   --------

    Income (loss) before
     income taxes              3,260     5,158      7,229     (1,386)    (2,337)

Income tax expense (benefit)   1,159     1,968      2,780        203       (194)
                             -------   -------   --------   --------   --------

    Net income (loss)        $ 2,101   $ 3,190   $  4,449   $ (1,589)  $ (2,143)
                             =======   =======   ========   ========   ========

Earnings (loss) per common
 share assuming dilution       $ .73     $ .83      $1.09     $ (.35)    $ (.47)
                               =====     =====      =====     ======     ======

Weighted average shares
 outstanding and common
 stock equivalent              2,871     3,865      4,098      4,586      4,606



                                        Years Ended December 31,
                             ---------------------------------------------------
                               1993     1994      1995      1996      1997
                               ----     ----      ----      ----      ----
                                             (in thousands)
Balance sheet data at
 end of period:
  Working capital (deficit)  $15,617  $22,084  $ 39,955  $ 42,138   $(59,181)(1)
  Total assets                34,891   66,492   145,229   174,725    193,215
  Long-term debt (including
   current maturities)         7,287   25,973    83,375   110,001      9,272 (1)

    Total liabilities         13,101   40,979   108,482   138,947    159,721

    Total shareholders'
     equity                   21,790   25,513    36,747    35,778     33,494


1. Working capital and long-term debt reflect the classification of the Company's U.S. revolving credit agreement of $103,875 outstanding at December 31, 1997, which matures on October 27, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources."


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto to assist in understanding the Company's results of operations, its financial position, cash flows, capital structure and other relevant financial information.

RECENT INFORMATION

On March 23, 1998, the Company announced that it intends to pursue the sale of the entire Company, in addition to the aftermarket businesses. The Company has concluded that the turnaround of its Canadian operation would take longer than anticipated and would require additional investment. Therefore, management believes that the proper course of action for the Company is to sell JPE and all of its businesses.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net sales for the year ended December 31, 1997 were $287 million compared to $201 million for the previous year. The net sales increase of 43% is principally attributable to the full year effect of the acquisition of JPE Canada completed in December 1996 and the acquisition of BATCO in April 1997. For the year ended December 31, 1997, net sales for the Company were 68% to OEM customers and 32% to aftermarket customers.

Gross profit increased to $40.2 million for the year ended December 31, 1997 compared with $34.7 million for the prior year. The gross margin percentages were 14.0% and 17.2% for 1997 and 1996, respectively. The decline in gross margin is a result of production difficulties at the Company's JPE Canada operation which was purchased out of bankruptcy in December 1996. JPE Canada's gross profit for 1997 was $1.5 million on sales of $61.4 million. Based on unaudited financial data for 1996, the operations of Pebra Inc. (now JPE Canada) would have reported a gross loss of $2.3 million on sales of $68.9 million. Excluding JPE Canada's results, the gross margin for 1997 would have been 17.1%. The gross margin for the Company's OEM businesses, without JPE Canada, in 1997 was 11.1% compared to 12.4% and 16.4% for the years ended 1996 and 1995, respectively. This gross margin percentage decline is attributable to additional production costs incurred by Starboard in connection with implementing its plan to exit the stamping business and excessive launch costs and scrap at Plastic Trim.

During the second quarter of 1997, management implemented a plan to improve the operating results of its Starboard business, primarily by discontinuing its stamping operations by September 30, 1997. The plan included resourcing the stamped parts to other third-party suppliers, the sale of its stamping assets, reducing the workforce and a major re-layout of Starboard's East Tawas, Michigan production facility to improve productivity of its roll-forming and co-extrusion operations. Management made this decision based on the negative impact the stamping business had on the operating results of Starboard and the OEM Trim Group as a whole. As a result of this discontinuance of stamping operations, the Company recorded a charge of $2.2 million relating to the loss on disposal of assets, employee severances and other costs directly related to the stamping business.

See discussion below for an explanation of the charge for impairment of goodwill in 1996.

Selling, general and administrative expenses increased 19% to $29.3 million for the year ended December 31, 1997 compared to $24.6 million for 1996. The increase in spending is a result of the full year impact of the JPE Canada acquisition made in December 1996 and the acquisition of BATCO in April 1997. Selling, general and administrative expense as a percentage of sales was 10.2% and 12.2% for the years ending December 31, 1997 and 1996, respectively. The decline in this percentage is attributable to management efforts to contain costs in its Aftermarket and OEM businesses and the increasing significance of the OEM business to the Company. Amortization of goodwill for the year ended December 31, 1997 was $1.4 million versus $1.3 million for the same period in 1996. The increase in goodwill amortization expense is attributable to the acquisition of BATCO, partially offset by the reduction in goodwill due to the impairment charge recorded in 1996.

Other non-operating expense in 1997 consists principally of foreign currency transaction losses of $468,000 incurred by JPE Canada related to its net U.S. dollar liability position. The functional currency for JPE Canada is the Canadian dollar which weakened from Cdn. $1.365 to Cdn. $1.43 per U.S. dollar.

Interest expense increased to $10.5 million in 1997 compared to $7.2 million for the year ended December 31, 1996. The increase is a result of funds borrowed to finance the acquisitions of JPE Canada in December 1996 and BATCO in April 1997 and a slightly higher debt level as a result of capital additions to enhance existing production technologies and capabilities. The average borrowing rates for 1997 and 1996 were 8.2% and 7.8%, respectively. Interest expense includes facility fees and debt agreement amendment fees of $376,000 for 1997 compared to $293,000 for 1996.

The effective tax rate for the year ended December 31, 1997 was a benefit of 8% compared to a tax rate of 15% for the year ended December 31, 1996. The unusual tax rate relationship for 1997 is attributable to non-deductible goodwill and losses that occurred in Michigan, whose tax is not income based, which are offset by a foreign tax benefit associated with JPE Canada's losses. There was only a nominal foreign tax benefit in 1996.

Net loss for the year ended December 31, 1997 was $2.1 million compared to a net loss of $1.6 million for the year ended December 31, 1996. Loss per share assuming dilution for the year ended December 31, 1997 was $0.47 per share as compared to a loss per share assuming dilution of $0.35 for the same period in 1996. These changes are a result of the factors mentioned above. The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." All share amounts have been restated to reflect weighted average shares outstanding for the period with the dilutive effect for stock options or warrants.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Net sales for the year ended December 31, 1996 were $201 million compared to $169 million for the previous year. The net sales increase of 19% is principally attributable to the full year effect of the acquisition of two OEM businesses completed in the first quarter of 1995, a stronger North American automotive market than in 1995 and a rise in aftermarket orders. Additionally, the Company began production and shipments of end-formed plastic extruded body side moldings, which is a proprietary technology that was purchased from another company in late 1995. For the year ended December 31, 1996, net sales for the Company were 63% to OEM customers and 37% to aftermarket customers.

Gross profit decreased to $34.7 million for the year ended December 31, 1996 compared with $35.0 million for the prior year. The gross margin percentages were 17.2% and 20.7% for 1996 and 1995, respectively. The decline in gross margin is a result of production and launch difficulties at the Company's IAF and Starboard facilities; a change in sales mix at IAF to products with lower gross margins; and the impact of incentives associated with long-term OEM contract pricing. These reductions are partially offset by the recovery of $890,000 in costs related to the cancellation of a trim program from an OEM customer.

During the third quarter of 1996, management identified that a significant change had occurred in the product mix of IAF since it was acquired in March 1995. In accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets to be Disposed of," management recorded a $4.3 million impairment writedown of goodwill associated with the acquisition of IAF. The goodwill was originally valued at $6.8 million when IAF was acquired and, subsequent to the adjustment, had a net unamortized carrying value of approximately $2.1 million as of December 31, 1996, based on management's estimate of the current fair market value of the IAF business which was acquired. This adjustment will reduce goodwill amortization by $172,000 on an annual basis.

Selling, general and administrative expenses increased 15.2% to $24.6 million for the year ended December 31, 1996 compared to $21.4 million for 1995. The increase in spending is a result of the full year impact of two OEM acquisitions made in the first three months of 1995 and an $850,000 charge related to the write-down of an equity investment and severance costs for changes in senior management at IAF and Starboard. Selling, general and administrative expense as a percentage of sales was 12% and 13% for the years ending December 31, 1996 and 1995, respectively. The decline in this percentage is attributable to management efforts to contain costs in its Aftermarket and OEM businesses, the increasing significance of the OEM business to the Company and a $342,000 non-recurring charge recorded in 1995 for severance agreements of two senior executives. Amortization of goodwill for the year ended December 31, 1996 was $1.3 million versus $924,000 for the same period in 1995.

Interest expense increased to $7.2 million in 1996 compared to $6.5 million for the year ended December 31, 1995. The increase is a result of funds borrowed to finance two OEM supplier acquisitions in 1995 and a slightly higher debt level as a result of capital additions to enhance existing production technologies and capabilities. The average interest rate for 1996 and 1995 was 8%.

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

Net loss for the year ended December 31, 1996 was $1.6 million compared to net income of $4.4 million for the year ended December 31, 1995. Loss per share assuming dilution for the year ended December 31, 1996 was $0.35 per share as compared to earnings per share of $1.09 for the same period in 1995. These changes are a result of the factors mentioned above. The weighted average shares for 1996 were 4,574,000 as compared to 3,966,000 for 1995. During 1995 and 1996, the Company issued a total of 794,362 shares through a public offering and its stock option plans.

On a pro forma basis, assuming the acquisitions of IAF, PTI and JPE Canada occurred on January 1, 1995, the net sales for the year ended December 31, 1996 would have been approximately $276 million, an increase of approximately 5% over 1995 sales. The increase is attributable to higher new vehicle production, an increase in the aftermarket industry in 1996 and other sales factors mentioned above. On a pro forma basis, net loss would have been approximately $2.0 million or $.43 per share for the year ended December 31, 1996.

The pro forma data does not purport to be indicative of the results which would actually have been reported if these transactions had occurred on such dates or which may be reported in the future. The pro forma data should be read in conjunction with the historical financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs and capital additions to enhance existing production technologies and capabilities. Historically, the Company has used cash flows generated by operations, borrowings under its credit agreements and equity financing to meet these needs.

The Company's principal source of liquidity is the $120 million Third Amended and Restated Credit Agreement dated December 31, 1996 (the "Credit Agreement"), as amended by Amendment No. 1 dated as of April 16, 1997, Amendment No. 2 dated as of August 14, 1997 (effective June 30, 1997) and Amendment No. 3 dated as of February 13, 1998. The Credit Agreement expires on October 27, 1998. The Credit Agreement is collateralized by all of the Company's assets, with the exception of JPE Canada's assets. The Credit Agreement includes various restrictive financial and other covenants. The Company was in compliance with all covenants as of December 31, 1997.

Amendment No. 3 to the Credit Agreement requires the Company to reduce its borrowings under the Credit Agreement to no more than $70 million on or before June 30, 1998. In addition, the Amendment increased the interest rate on borrowings to prime plus 1.25%. There is also an amendment fee equal to $120,000 per month until the debt reduction occurs. The Company intends to accomplish the debt reduction through the sale of its wholly-owned subsidiaries, Dayton Parts, Inc. and Allparts, Inc., although there can be no assurance that the proceeds of these sales will be sufficient to satisfy this requirement or that the sales will occur on or before June 30, 1998. In addition, the Credit Agreement expires on October 27, 1998. The Company has announced that it intends to sell all of JPE and its businesses, although there can be no assurance that such sale(s) will occur prior to October 27, 1998 nor can there be any assurance that the proceeds of such sale(s) will be adequate to retire the Credit Agreement.

The Company has an interest rate swap agreement on $30 million notional amount of borrowings under the Credit Agreement. The swap agreement is effective October 26, 1995 through October 26, 1998. This agreement exchanged the three-month LIBOR rate for a fixed rate of 6.225%.

During 1997, the Company acquired all of the outstanding capital stock of Brake, Axle and Tandem Company for total consideration of $5.5 million plus a five year earn-out not to exceed $3.9 million based on achieving certain sales levels. The acquisition was financed from borrowings under the Credit Agreement.

On December 20, 1996, JPE Canada entered into a Cdn. $28.7 million credit agreement with a Canadian bank (the "Canadian Credit Facility"), primarily to fund the acquisition of Pebra Inc. In addition to funding the acquisition of Pebra Inc., the Canadian Credit Facility permits JPE Canada to borrow funds in the form of advances for operating requirements and capital expenditures. Repayment terms of borrowings under the facility vary based on the nature of the advance. Advances under the Canadian Credit Facility are collateralized by substantially all of the assets of JPE Canada. Interest rates on the advances are computed at either the Canadian Prime Rate or the Base Rate, as defined in the agreement. At December 31, 1997, the average interest rate was 7.8%. JPE Canada was in compliance, or had received waivers for compliance, with all covenants as of December 31, 1997.

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

At December 31, 1997, Current Liabilities exceeded Current Assets by $59.2 million, reflecting the classification of the U.S. Credit Agreement of $103.9 million as current liability. Excluding the Credit Agreement, working capital at December 31, 1997 would have been $44.7 million as compared to $42.1 million at December 31, 1996. The increase in working capital is attributable to higher receivables due to strong aftermarket sales in December and tooling receivables for the OEM businesses. Cash provided by operations was $4 million for the year ended December 31, 1997. These funds, along with additional borrowings under the Credit Agreement, were used to fund losses at JPE Canada and Starboard and for additions to property, plant and equipment and the purchase of BATCO.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    JPE, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

Report of Independent Accountants                                       22


Consolidated Balance Sheets as of December 31,
 1996 and 1997                                                          23

Consolidated Statements of Income and
 Comprehensive Income for the Years
 Ended December 31, 1995, 1996 and 1997                                 24

Consolidated Statements of Shareholders'
 Equity for the Years Ended December 31,
 1995, 1996 and 1997                                                    25

Consolidated Statements of Cash Flows
 for the Years Ended December 31, 1995,
 1996 and 1997                                                          26


Notes to Consolidated Financial Statements                           27-41

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of JPE, Inc.:


We have audited the consolidated balance sheets of JPE, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 and the financial statement schedule listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPE, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 1997, current liabilities exceed current assets by $59.2 million which reflects the current classification of the revolving credit agreement of $103.9 million, which expires on October 27, 1998. As discussed in Note 5, an amendment to the revolving credit agreement requires that outstanding debt be reduced to $70 million prior to June 30, 1998 and the Company intends to accomplish this through the sale of its wholly owned subsidiaries, Dayton Parts, Inc. and Allparts, Inc. The Company incurred net losses in 1996 and 1997 and management's current projections indicate that there will not be sufficient cash flow from operations to meet this debt reduction obligation. If the proceeds from the sale of Dayton Parts, Inc. and Allparts, Inc. are not sufficient to reduce the debt level to $70 million, JPE, Inc. will not be able to meet this debt reduction obligation nor can there be any assurance that the sale of subsidiaries will occur before June 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 26, 1998, except as to the information presented in Note 16, for which the date is March 23, 1998

                                    JPE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 at December 31,
                    (amounts in thousands, except share data)

                                    ASSETS
                                                    1996                 1997
                                                    ----                 ----
Current assets:
  Cash and cash equivalents                       $  1,316            $     29
  Accounts receivable, net of
    allowance for doubtful
    accounts of $262 and $374
    at December 31, 1996
    and 1997, respectively                          26,829              37,997
  Inventory                                         37,963              39,412
  Other current assets                               8,688               8,375
                                                  --------            --------

    Total current assets                            74,796              85,813

Property, plant and equipment, net                  69,281              72,981
Goodwill, net                                       27,068              31,962
Other assets                                         3,580               2,459
                                                  --------            --------

    Total assets                                  $174,725            $193,215
                                                  ========            ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt               $    323            $105,402
  Short term debt                                    8,120               7,723
  Accounts payable                                  17,643              25,219
  Accrued liabilities                                6,190               6,336
  Income taxes                                         382                 314
                                                  --------            --------

    Total current liabilities                       32,658             144,994

Deferred income taxes                                3,184               3,804
Other liabilities                                    1,547               1,651
Long-term debt, non-current                        101,558               9,272
                                                  --------            --------

    Total liabilities                              138,947             159,721
                                                  --------            --------

Commitments and contingencies                          --                  --

Shareholders' equity:
  Preferred stock, no par value,
    3,000,000 authorized, no
    shares issued and outstanding                      --                  --
  Common stock, no par value,
    15,000,000 authorized,
    4,582,480 and 4,602,180 issued
    and outstanding at December 31,
    1996 and 1997, respectively                     27,921              28,051
  Accumulated other comprehensive loss                 --                 (271)
  Retained earnings                                  7,857               5,714
                                                  --------            --------

    Total shareholders' equity                      35,778              33,494
                                                  --------            --------

      Total liabilities and
       shareholders' equity                       $174,725            $193,215
                                                  ========            ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        for the years ended December 31,
                  (amounts in thousands, except per share data)

                                             1995         1996         1997
                                             ----         ----         ----
Net sales                                  $169,202     $201,453     $287,066

Cost of goods sold                          134,156      166,714      246,903
                                           --------     --------     --------

  Gross profit                               35,046       34,739       40,163

Charge for impairment of
 goodwill (Note 11)                             --         4,300          --

Discontinuance of stamping
 operations                                     --           --         2,164

Selling, general and
 administrative expenses                     21,361       24,600       29,254
                                           --------     --------     --------

  Operating profit                           13,685        5,839        8,745

Other non-operating expenses                    --           --           618

Interest expense, net                         6,456        7,225       10,464
                                           --------     --------     --------

  Income (loss) before income taxes           7,229       (1,386)      (2,337)

Income tax expense (benefit)                  2,780          203         (194)
                                           --------     --------     --------

  Net income (loss)                        $  4,449     $ (1,589)    $ (2,143)


Other comprehensive expense

  Foreign currency translation
   adjustment                                   --           --          (271)
                                           --------     --------     --------

Comprehensive income (loss)                $  4,449     $ (1,589)    $ (2,414)
                                           ========     ========     ========


Basic earnings (loss) per common share        $1.12       $ (.35)      $ (.47)
                                              =====       ======       ======


Weighted average shares outstanding           3,966        4,574        4,602
                                              =====        =====        =====

Earnings (loss) per common share -
   assuming dilution                          $1.09       $ (.35)     $ (.47)
                                              =====       ======      ======

Weighted average shares outstanding
   and common stock equivalents               4,092        4,574       4,602
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

                                    JPE, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         for the years ended December 31
                    (amounts in thousands, except share data)

                                                          Accumulated
                                    Common Stock             Other
                                  Shares                 Comprehensive    Retained
                                Outstanding   Amount         Loss         Earnings     Total
                                -----------   ------     -------------    --------     -----
Balances, January 1, 1995        3,788,118    $20,516                      $4,997     $25,513

Issuance of stock                  635,712      6,497                                   6,497

Employee Stock Plan                 50,100         75                                      75

Tax benefit from exercised
stock options                                     213                                     213

Net income                                                                  4,449       4,449
                                 ---------    -------        -----         ------     -------
Balances, December 31, 1995      4,473,930     27,301          --           9,446      36,747
                                 ---------    -------        -----         ------     -------

Employee Stock Plan                108,550        410                                     410

Tax benefit from exercised
stock options                                     210                                     210

Net loss                                                                   (1,589)     (1,589)
                                 ---------    -------        -----         ------
Balances, December 31, 1996      4,582,480     27,921          --           7,857      35,778
                                 ---------    -------        -----         ------     -------

Employee Stock Plan                 19,700         77                                      77

Options granted for
consulting services                                25                                      25

Tax benefit from exercised
stock options                                      28                                      28

Foreign currency translation
adjustment                                                    (271)                      (271)

Net loss                                                                   (2,143)     (2,143)
                                 ---------    -------        -----         ------     -------

Balances, December 31, 1997      4,602,180    $28,051        $(271)        $5,714     $33,494
                                 =========    =======        =====         ======     =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                             (amounts in thousands)
                                                1995        1996         1997
                                                ----        ----         ----
Cash flows from operating activities:
 Net income (loss)                            $  4,449    $ (1,589)    $ (2,143)
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Charge for impairment of goodwill
     (Note 11)                                     --        4,300          --
    Charge for discontinued operations
     (Note 12)                                     --          --         2,250
    Depreciation and amortization                5,822       7,416       10,412
    Disposal of property and equipment             232          98        1,296
    Deferred income taxes                        1,057         257          620
    Changes in operating assets and
     liabilities:
      Accounts receivable                        1,278        (936)      (9,109)
      Inventory                                 (3,815)        729       (1,322)
      Other assets                              (2,940)      1,534)       1,898
      Accounts payable                             530       2,487        4,260
      Accrued liabilities                         (852)     (1,376)      (4,072)
      Income taxes                                 138         208          (68)
                                              --------    --------     --------

       Net cash provided by
        operating activities                     5,899      10,060        4,022
                                              --------    --------     --------

Cash flows from investing activities:
 Purchase of property and equipment             (5,221)    (13,150)     (13,172)
 Purchase of patent                                --       (1,466)         --
 Proceeds on sale of property
  and equipment                                    --          --         1,200
 Acquisition of Industrial &
  Automotive Fasteners, Inc.                   (15,638)        --           --
 Acquisition of Plastic Trim, Inc.             (40,578)        --           --
 Acquisition of Pebra Inc.                         --      (21,662)         --
 Acquisition of Brake, Axle and
  Tandem Company                                   --          --        (5,518)
                                              --------    --------     --------

       Net cash used by
        investing activities                   (61,437)    (36,278)     (17,490)
                                              --------    --------     --------

Cash flows from financing activities:
 Repayments of promissory notes                (12,889)        --           --
 Sale of common stock, net                       6,572         410          102
 Repayments of term loans                       (2,461)    (10,100)      (1,727)
 Net borrowings under revolving loan            62,377      19,270       11,675
 Net borrowings under Canadian credit
  facility                                         --       17,456        1,059
 Net borrowings under sale leaseback
  of equipment                                     --          --         1,555
 Payment of deferred financing costs              (278)        --           --
 Tax benefit from exercised stock options          213         210           28
                                              --------    --------     --------

       Net cash provided by
        financing activities                    53,534      27,246       12,692
                                              --------    --------     --------

 Currency translation effect on cash               --          --          (511)
                                              --------    --------     --------

Cash and cash equivalents:
 Net increase (decrease) in cash                (2,004)      1,028       (1,287)
  Cash and cash equivalents,
   beginning of period                           2,292         288        1,316
                                              --------    --------     --------
  Cash and cash equivalents,
   end of period                              $    288    $  1,316     $     29
                                              ========    ========     ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BUSINESS - JPE, Inc. is a manufacturer and distributor of automotive and truck components for the original equipment manufacturers and the replacement parts markets principally in North America. Total sales for the year ended December 31, 1997 were approximately 68% to the original equipment manufacturers and 32% to the replacement parts markets. JPE, Inc. has announced its intention to sell the entire Company as explained in Notes 15 and 16.

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

     FOREIGN CURRENCY TRANSLATION - Transaction gains and losses arising from the settlement of foreign currency transactions and the increase or decrease in expected functional currency cash flows are charged to the related period's statement of operations. Included in other non-operating expense are foreign currency transaction losses of $468 in 1997. Translation adjustments arising from the translation of foreign subsidiary financial statements are recorded as a separate component of stockholders' equity and other comprehensive income.

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

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     GOODWILL - Costs in excess of net assets of acquired companies are amortized over 25 years using the straight-line method. Accumulated amortization at December 31, 1996 and 1997 was $2,337 and $3,699, respectively.

     DEFERRED FINANCING COSTS - Deferred financing costs associated with borrowings are being amortized over their respective periods. Accumulated amortization at December 31, 1996 and 1997 was $243 and $466, respectively.

     EARNINGS PER COMMON SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In accordance with the pronouncement, basic earnings per share is computed by dividing earnings by the sum of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes common stock equivalents (options and warrants) outstanding during the year. The dilutive effect of common stock equivalents increases the weighted average shares outstanding by 132,528, 12,058 and 4,439 shares, respectively, for the years ended December 31, 1995, 1996 and 1997.

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

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include investments in highly liquid instruments with a maturity of three months or less.


2.   INVENTORY:

     Inventory consisted of the following at December 31:

                                                1996                  1997
                                                ----                  ----
     Raw materials                             $15,116               $15,211
     Work in process and components              4,811                 2,435
     Finished goods                             15,457                19,309
     Tooling                                     2,579                 2,457
                                               -------               -------

                                               $37,963               $39,412
                                               =======               =======


                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)



3.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following at December 31:

                                                1996                  1997
                                                ----                  ----
     Land                                      $ 2,894               $ 2,838
     Buildings                                  15,015                15,967
     Machinery and equipment                    59,891                68,978
     Furniture and fixtures                      4,565                 5,866
                                               -------               -------
                                                82,365                93,649
       Less accumulated depreciation           (13,084)              (20,668)
                                               -------               -------

                                               $69,281               $72,981
                                               =======               =======


4.   ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following at December 31:

                                                 1996                  1997
                                                 ----                  ----
     Accrued compensation                       $1,856                $1,254
     Accrued interest                              876                   817
     Accrued employee benefits                   1,381                 1,458
     Accrued taxes                                 530                   566
     Other                                       1,547                 2,241
                                                ------                ------

                                                $6,190                $6,336
                                                ======                ======


5.   FINANCING:

     Debt consisted of the following at December 31:

                                                1996                  1997
                                                ----                  ----

     Revolving credit agreement with banks
     due October 1998.                         $92,200              $103,875

     Credit agreement between JPE Canada
     Inc. and a Canadian bank                   16,357                16,422

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


5.   FINANCING, CONTINUED:

                                                1996                  1997
                                                ----                  ----

     Other                                       1,444                 2,100
                                              --------              --------

     Total long-term debt                      110,001               122,397

     Less short-term debt                        8,120                 7,723
     Less current portion of
      long-term debt                               323               105,402
                                              --------              --------

     Long term debt, non-current              $101,558              $  9,272
                                              ========              ========

     At December 31, 1997, the Company's revolving credit agreement provided for maximum borrowings of $120 million. Interest is computed under prime plus a margin based on leverage and fixed charge coverage ratios. At December 31, 1996 and 1997, the average effective borrowing rate was 7.8% and 8.2%, respectively. The revolving credit agreement provides for a facility fee which is payable quarterly in arrears. Facility and amendment fees were $230 in 1995, $293 in 1996, $376 in 1997, and are included as interest expense.

     All assets of the Company, with the exception of the assets of JPE Canada, are collateralized by the lender under the revolving credit agreement. In addition, the revolving credit agreement contains restrictive covenants pertaining to payment of cash dividends, fixed charges and funded debt. The revolving credit agreement was amended during 1996 to provide for separate borrowings for JPE Canada and to change the fixed coverage ratio for the effect of the impairment of an asset explained in Note 11. The revolving credit agreement was further amended during 1997 to provide for an additional $10 million line of credit and to change the fixed coverage ratio for the effect of the discontinuance of Starboard's stamping operations as explained in Note 12. On February 13, 1998, the revolving credit agreement was amended to change certain financial ratios and to add a requirement that the Company reduce its total borrowings under the revolving credit agreement to not more than $70 million on or before June 30, 1998. The fee paid to the banks for this amendment is $120 per month until the debt is reduced to at least $70 million. The interest rate on borrowings has been increased to prime plus 1.25%. The revolving credit agreement expires on October 27, 1998. The Company was in compliance with the covenants at December 31, 1996 and 1997.

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

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


5.   FINANCING, CONTINUED:

     On December 20, 1996, JPE Canada entered into a Cdn. $28.7 million credit agreement with a Canadian bank, primarily to fund the acquisition of Pebra Inc. At December 31, 1997, JPE Canada had Cdn. $23.5 million (U.S. $16.4 million) outstanding related to working capital borrowings and equipment term loans under the credit agreement. The credit agreement also allows JPE Canada to borrow funds for other operating needs and capital expenditures. Repayment terms on these borrowings vary based on the nature of the borrowing. All borrowings under the credit agreement are collateralized by substantially all of the assets of JPE Canada. Interest rates on the borrowings are computed based on either the Canadian Prime Rate or the Base Rate (for U.S. dollar borrowings), as defined in the agreement. At December 31, 1997, the average interest rate on all Canadian borrowings was 7.8%.

     Maturities of long-term debt, including current portion for the years following December 31, 1997 are as follows: $113.1 million in 1998; $2.0 million in 1999; $1.9 million in 2000; $5.0 million in 2001; and $413 thereafter. All debt related amounts recorded in the accompanying balance sheets at December 31, 1997 and 1996 approximate the fair value of the related debt.


6.   EMPLOYEE BENEFIT PLANS:

     The Company has several different defined contribution plans consisting of a 40l(k) plan and profit sharing plans which cover substantially all U.S. based non-union employees. The Company's contribution is discretionary. The charges to operations for the years ended December 31, 1995, 1996 and 1997 were $1,183, $1,639 and $1,258, respectively.

     The Company sponsors a defined contribution money purchase plan for the non-union employees of JPE Canada. The charge to operations for the year ended December 31, 1997 was $79. There were no contributions made to this plan in the year ended December 31, 1996.

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

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)



6.   EMPLOYEE BENEFIT PLANS, CONTINUED:

     Pension information is as follows:

     Components of Net Periodic Pension Cost

                                                Year Ending December 31,
                                           1996           1997           1997
                                           PTI         JPE Canada        PTI
                                           ----        ----------        ----

     Service cost                          $69            $139           $ 81
     Interest cost                          77              89            102
     Actual return on assets               (91)            (56)          (144)
     Net amortization and deferral         (10)             (1)            30
                                           ---            ----           ----

     Net cost                              $45            $171           $ 69
                                           ===            ====           ====

     No expense was recognized in the year ending December 31, 1996 for the JPE Canada plan.

     Reconciliation of Funded Status
                                             December 31, 1996           December 31, 1997
                                             -----------------           -----------------
                                           JPE Canada       PTI        JPE Canada       PTI
                                           ----------       ---        ----------       ---
     Actuarial present value of
      benefit obligations
        Vested                               $1,144       $1,129         $1,332       $1,432
        Unvested                                              23                          39

     Accumulated Benefit Obligation (ABO)     1,144        1,152          1,332        1,471

     Projected Benefit Obligation (PBO)       1,144        1,152          1,332        1,536
     Actual plan assets at fair value           650        1,344            897        1,549

     Plan assets greater (less) than PBO       (494)         192           (435)          13
     Unrecognized transition liability          --           (86)           --           (73)
     Unrecognized net gain                      --          (108)            38          (45)
     Unrecognized prior service cost            --            62            (32)         110
     Unamortized prior year's gain              --           (69)            12          (33)
                                             ------       ------         ------       ------

     Accrued pension cost recognized
      in the balance sheet                   $ (494)      $   (9)        $ (417)      $  (28)

     Major assumptions
       Discount rate                           7.00%        8.00%          7.00%        7.50%
       Rate of return on plan assets           7.00%        8.00%          7.00%        8.00%


                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


6.   EMPLOYEE BENEFIT PLANS, CONTINUED:

     The Company contributes to a multiemployer defined benefit plan for the IAF employees covered under its collective bargaining agreement. This plan is composed of hundreds of different participating employers and many international and local unions. Pension benefits are determined on a formula basis which recognize length of service and benefit units. One benefit unit is credited for each 1,800 hours of service in covered employment. The Company has charged to expense $122 and $151 for the years ended December 31, 1996 and 1997, respectively.

     The Company also provides health care and life insurance benefits for the union employees of IAF. These employees become eligible for benefits if they qualify for retirement while working for the Company. The following table presents the plan's status at December 31:

                                                            1996         1997
                                                            ----         ----

     Accumulated postretirement benefit obligation
       Retirees                                           $  (151)     $  (277)
       Fully eligible active plan participants               (278)        (299)
       Other active plan participants                        (744)        (792)
                                                          -------      -------

         Accumulated postretirement benefit
          obligation                                      $(1,173)     $(1,368)

       Unrecognized net loss                                  111          119
                                                          -------      -------

       Recorded accumulated postretirement
        benefit obligation                                $(1,062)     $(1,249)
                                                          ========     ========


     The following table presents net periodic benefit cost for the year ended December 31:

                                                             1996         1997
                                                             ----         ----

     Service cost                                            $117         $171
     Interest cost                                             72           95
                                                             ----         ----

     Net periodic benefit cost                               $189         $266
                                                             ====         ====

     The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.25% and 7.0% in 1996 and 1997, respectively. The assumed annual health care cost trend rate was 7.0% and 8.5% for 1996 and 1997, respectively, decreasing to 5% in 2001. A one percentage point increase in the assumed health care cost trend rate would have increased the 1997 accumulated postretirement cost by $63 and would have increased the accumulated postretirement benefit obligation by $268.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


7.   INCOME TAXES:

     Income tax expense (benefit) at December 31, 1995, 1996 and 1997 is as follows:

                                          1995          1996          1997
                                          ----          ----          ----

     Income (loss) before income tax
       U.S.                              $7,229       $(1,301)       $   63
       Foreign                              --            (85)       (2,400)
                                         ------       -------        -------
                                         $7,229        (1,386)       (2,337)

     Current payable (refundable):
       Federal                           $1,195       $  (395)         (456)
       State                                220           378           333
       Foreign                              --            --             43
                                         ------       -------        ------
     Total current payable (refundable)   1,415           (17)          (80)
                                         ------       -------        ------

     Deferred:
       Federal                            1,375            96           606
       State                                (10)          157            88
       Foreign                              --            (33)         (808)
                                         ------       -------        ------
     Total deferred                       1,365           220          (114)
                                         ------       -------        ------
           Total income tax expense      $2,780       $   203        $ (194)
                                         ======       =======        ======

     The 1995, 1996 and 1997 provision for income taxes differs from the amount of income tax determined by applying the statutory U. S. federal income tax rate to pretax income as a result of the following:

                                                  1995       1996        1997
                                                  ----       ----        ----
     Statutory U. S. federal tax rate              34%       (34%)       (34%)
     State taxes, net of federal tax
      benefit                                       3         26          12
     Non-deductible write-off of
      equity investment                            --         10          --
     Goodwill amortization                          7         14          10
     Foreign tax rate in excess
      of U.S. federal tax rate                     --         --           2
     All other                                     (6)        (1)          2
                                                   ---        ---         ---

      Effective tax rate                           38%        15%        ( 8%)
                                                   ===        ===        ====


                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


7.   INCOME TAXES, CONTINUED:

     Deferred income taxes reflect the estimated future tax effect of temporary differences between the amount of the assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. At December 31, 1996 and 1997, deferred tax assets and liabilities are as follows:

                                                      1996              1997
                                                      ----              ----
     Deferred tax assets:

       Goodwill                                      $1,089            $  827
       Inventory                                        466               551
       Allowance for doubtful accounts                   96               243
       Employee benefits                                961               800
       AMT tax credit                                   275               357
       Net operating loss                               --              1,461
       All other                                         74               117
                                                     ------            ------
     Total deferred tax assets                        2,961             4,356
                                                     ------            ------

     Deferred tax liabilities:

       Property and equipment                         4,664             5,065
       LIFO inventory                                   230               183
       Accrued liabilities                              --                274
                                                     ------            ------

     Total deferred tax liabilities                   4,894             5,522
                                                     ------            ------

     Net deferred taxes                              $1,933            $1,166
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

     Under the JPE Stock Incentive Plan for Key Employees (the "Plan"), the total number of shares of common stock that may be granted is 686,586. The Plan provides that shares granted come from the Company's authorized but unissued common stock and that the price of the options granted qualifying as incentive options will not be less than 100 percent of the fair market value of the shares on the date of the grant. All options that have been granted under the Plan vest equally over a four year period and expire on various dates, typically ten years after the date of grant.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


8.   STOCK OPTIONS AND WARRANTS, CONTINUED:

     Information regarding the Plan, the prior plan and the JPE Director Stock Option Plan for 1995, 1996 and 1997 is as follows:

                                               Weighted                   Weighted
                                               Average                    Average
                                               Exercise   Options         Exercise
                                   Shares      Price      Exercisable     Price
                                   ------      --------   -----------     --------


Balance, January 1, 1995           399,350     $ 7.54       197,600       $ 4.06

Options exercised                  (50,100)    $ 1.50
Options terminated and expired    (149,211)     12.05
Options granted                    449,539      12.29
                                   -------
Balance, December 31, 1995         649,578     $10.26       191,198       $ 6.33

Options exercised                 (108,550)    $ 3.78
Options terminated and expired    (597,418)     11.24
Options granted                    537,000       7.67
                                   -------
Balance, December 31, 1996         480,610     $ 7.61       168,981       $ 8.26

Options exercised                  (19,700)     $3.87
Options terminated and expired    (130,910)      9.07
Options granted                     86,750       7.09
                                   -------
Balance, December 31, 1997         416,750     $ 7.22       178,500       $ 7.25
                                   =======


                                   1995               1996               1997
                                   ----               ----               ----

Options available for grant
 at end of year                    125,672            294,640            323,814
Option price range at end
 of year                      $3.26-$14.25       $3.26-$13.50       $6.625-$8.00
Option price range for
 exercised shares                    $1.50        $3.26-$4.01        $3.26-$7.25
Weighted average grant date
 fair value of options granted                          $4.44              $3.61
Weighted average remaining
 contractual life                                     8 years          7.5 years


     On December 16, 1996, the Company elected to reprice 415,000 of the outstanding options to the then fair market value of $7.25.

     During 1994, the Company granted warrants to purchase 100,000 shares of common stock at $9.50 per share. The warrants were exercisable on the grant date and expire ten years from the date of grant. During 1993, the Company granted warrants to purchase 25,000 shares of common stock for $13.80 per share. These warrants expire on October 26, 1998.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


8.   STOCK OPTIONS AND WARRANTS, CONTINUED:

     The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant date for awards in 1995, 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                1995        1996         1997
                                                ----        ----         ----

     Net income (loss) - as reported           $4,449     $(1,589)     $(2,143)
     Net income (loss) - pro forma             $4,406     $(1,810)     $(2,380)

     Earnings (loss) per share assuming
      dilution - as reported                    $1.09       $(.35)       $(.47)
     Earnings (loss) per share assuming
      dilution - pro forma                      $1.08       $(.40)       $(.52)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997: dividend yield of 0%; expected volatility of 56%; risk-free interest rate of 6.3%; and expected lives of 6 years.

     The pro forma disclosures may not be representative of the effects on reported net income and earnings per share because only stock options granted beginning in 1995 are reflected in the pro forma amounts. Other factors that may impact pro forma disclosures in future years include the vesting period of stock options, timing of additional grants and number of additional shares granted.


9.   COMMITMENTS AND CONTINGENCIES:

     Various legal actions and other claims could be asserted against the Company. Litigation is subject to many uncertainties. The outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the consolidated financial position, liquidity, or results of operations of the Company at December 31, 1997.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)



10.  ACQUISITIONS:

     On April 16, 1997, Dayton Parts acquired all of the issued and outstanding capital stock of Brake, Axle and Tandem Company ("BATCO"). On December 23, 1996, the Company acquired substantially all of the assets of JPE Canada. These acquisitions have been accounted for as purchases. Accordingly, the purchase prices, which amounted to $21,662 and $5,518 for JPE Canada and BATCO, respectively, were allocated to the assets acquired and liabilities assumed. The values of the assets acquired and liabilities assumed with the purchase of BATCO were based on the fair values at the date of acquisition. The values of the assets acquired and liabilities assumed with the purchase of JPE Canada were based on the fair values at the date of acquisition with the exception of fixed assets, which are valued at an amount lower than the fair value due to the bargain purchase nature of the acquisition. The amounts allocated to JPE Canada at acquisition date have been revised based on refinement to amounts estimated at December 31, 1996.

     The value of assets and liabilities assumed for the purchases of JPE Canada and BATCO were comprised of the following on December 23, 1996 and April 16, 1997, respectively.

                                                      JPE
                                                     Canada          BATCO
                                                     ------          -----
     Accounts receivable and other assets            $ 3,814        $ 2,020
     Inventory                                         4,858          1,770
     Property, plant and equipment                    16,225            293
     Goodwill                                            --           6,263
     Deferred tax asset                                  --             653
                                                     -------        -------

          Total                                       24,897         10,999

     Accounts payable and accrued
      expenses                                        (3,235)        (5,481)
                                                     -------        -------

          Total, net                                 $21,662        $ 5,518
                                                     =======        =======

     The following unaudited pro forma summary for the years ended December 31, 1996 and 1997 assumes that the acquisitions of JPE Canada and BATCO had occurred on January 1, 1996. The significant adjustments relate to the inclusion of amortization of goodwill, an increase in interest expense based on an increase in long-term obligations, additional or reduced depreciation on the revaluation of property, plant and equipment, and the related income tax effects.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


10.  ACQUISITIONS, CONTINUED:

                                                        1996          1997
                                                        ----          ----

     Revenues                                         $296,031      $292,576
     Operating profit                                    5,568         8,474
     Loss before income taxes                           (3,742)       (2,769)
     Net loss                                           (3,132)       (2,393)

     Loss per common share - assuming dilution          ($0.68)        ($.52)



11.  GOODWILL IMPAIRMENT:

     During the third quarter of 1996, management identified that a significant change had occurred in the product mix of its IAF subsidiary since its purchase in March 1995. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management recorded a $4.3 million impairment writedown of the goodwill associated with the acquisition of IAF. The goodwill was originally valued at $6.8 million when IAF was acquired and, subsequent to the adjustment, had a net unamortized carrying value of approximately $2.1 million as of December 31, 1996. The writedown of $4.3 million was calculated based on the estimated current fair market value of the IAF business which was $21.3 million. As a result of this writedown, goodwill amortization will be reduced by $172 on an annual basis.


12.  DISCONTINUANCE OF STAMPING OPERATIONS:

     During the second quarter of 1997, management implemented a plan to improve the operating results of its Starboard business, primarily by discontinuing the production by its stamping operations by September 30, 1997. The plan included resourcing the stamped parts to other third-party suppliers, the sale of its stamping assets, reducing the workforce and a major re-layout of Starboard's East Tawas, Michigan production facility to improve productivity of its roll-forming and co-extrusion operations. Management made this decision based on the negative impact the stamping business had on the operating results of Starboard and the OEM Trim Group as a whole. As a result of this discontinuance of stamping operations, the Company recorded a charge of $2.25 million relating to the loss on disposal of assets, employee severances and other costs directly related to the stamping business. Subsequent to recording the charge, the Company recognized a gain on the disposal of assets of $86.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


13.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Selected cash payments and noncash activities for the years ended December 31, 1995, 1996 and 1997 were as follows:

                                                       1995        1996        1997
                                                       ----        ----        ----


     Cash paid for interest                           $ 4,605     $ 6,780     $10,226
     Cash paid for income taxes                         1,935          83         535

     Noncash investing and financing activities:
     Issuance of note payable in connection
      with the acquisition of IAF                      10,377         --          --
     Increase in fixed assets for revised
      allocation of purchase price of JPE Canada          --          --        2,070



14.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA:

     The Company operates principally in one segment, automotive and truck components, which are sold to the original equipment manufacturers as well as the replacement parts markets. The Company's sales to individual customers in excess of 10% of total revenue were:


                                            1995        1996        1997
                                            ----        ----        ----

     General Motors Corporation             34%         36%         44%
     Chrysler Corporation                   12%         14%         11%

     The Company had export sales of approximately $20.5, $26.5 and $29.0 million, principally to Canada and Central America, for the years ended December 31, 1995, 1996 and 1997, respectively. The Company operates in the North American geographic area.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)



15.  SALE OF AFTERMARKET BUSINESSES:

     In February 1998, the Company announced its intention to sell its aftermarket businesses, Dayton Parts and Allparts. The Company expects to record a gain on the sale of these businesses and will use the proceeds to pay down debt. The following is a financial summary of the elements of the businesses being sold for the year ended December 31, 1997. Interest was allocated based on the percentage of these businesses' assets to consolidated assets. Tax expense was based on these businesses' effective tax rate.

          Net Sales                                     $91,575
                                                        =======

          Operating Profit                              $ 8,706
          Allocated Interest Expense                     (2,958)
                                                        -------
          Income Before Tax                               5,748
          Tax Expense                                    (2,363)
                                                        -------
          Net Income                                    $ 3,385
                                                        =======

          Net Assets to be Sold
          Current Assets                                $36,503
          Property, Plant and Equipment                  12,314
          Goodwill                                       10,890
          Current Liabilities                           (12,601)
                                                        -------

          Net Assets                                    $47,106
                                                        =======

16.  SUBSEQUENT EVENT:

     On March 23, 1998, the Company announced that it intends to pursue the sale of the entire Company, in addition to the aftermarket businesses. The Company has concluded that the turnaround of its Canadian operation would take longer than anticipated and would require additional investment. Therefore, management believes that the proper course of action for the Company is to sell JPE and all of its businesses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Directors
                                    ---------

                                                                              Percent of
                                   Positions and                              Total Shares of
                                   Offices with           Shares of           Common Stock
                                   the Company            Common Stock        of the Company
                                   and Other              Beneficially        Beneficially        Term
                                   Principal              Owned as of         Owned as of          to
Name of Director           Age     Occupations            March 16, 1998      March 16, 1998      Expire
----------------           ---     -------------          --------------      --------------      ------

John Psarouthakis (1)      65      Chairman of the           2,098,379             45.6            2000
(December 1990)                    Board, President,
                                   Chief Executive
                                   Officer and Director
                                   of the Company

Donna L. Bacon (2)         46      Executive Vice               34,750              *              1998
(May 1997)                         President and
                                   Director of the
                                   Company

David E. Cole (3)          60      Director of the                 500              *              1998
(May 1997)                         Company; Director of
                                   Office for the Study
                                   of Automotive
                                   Transportation at
                                   University of Michigan's
                                   Transportation
                                   Research Institute

John F. Daly (4)           75      Director of the              26,200              *              1998
(May 1993)                         Company; Retired Vice
                                   Chairman of the Board
                                   of Directors of
                                   Johnson Controls, Inc.

Otto Gago (5)              63      Director of the              37,462              *              2000
(May 1993)                         Company; Thoracic and
                                   Cardiovascular Surgeon

Donald R. Mandich (6)      72      Director of the              26,200               *             1999
(May 1993)                         Company; Retired
                                   Chairman and Chief
                                   Executive Officer of
                                   Michigan Mutual
                                   Insurance Company and
                                   its subsidiaries

                                              Other Executive Officers
                                              ------------------------

James J. Fahrner (7)       46      Executive Vice President     30,750               *              --

All Directors and
Executive Officers as a
Group (7 persons) (8)                                        2,254,241             49.0


*        Less than 1%.

(1) Consists of (a) 721,212 shares owned by a trust of which Dr. Psarouthakis is trustee and a beneficiary, (b) 65,000 shares subject to stock options exercisable within 60 days of March 16, 1998, and (c) 1,312,167 shares owned or subject to stock options exercisable within 60 days of March 16, 1998 by persons who have granted Dr. Psarouthakis the power to vote their shares until various dates in 2007 under a shareholder agreement.

(2) Consists of (a) 3,000 shares owned by Ms. Bacon directly and (b) 31,750 shares subject to stock options exercisable within 60 days of March 16, 1998.

(3)  Consists of 500 shares owned by Dr. Cole jointly with his wife.

(4) Consists of (a) 16,700 shares owned by Mr. Daly directly and (b) 9,500 shares subject to stock options exercisable within 60 days of March 16, 1998. Does not include 2,000 shares owned by a trust of which Mr. Daly's wife is trustee and beneficiary.

(5) Consists of (a) 27,962 shares held in Dr. Gago's individual retirement account and (b) 9,500 shares subject to stock options exercisable within 60 days of March 16, 1998. Dr. Psarouthakis has the power to vote the shares held in Dr. Gago's individual retirement account under a shareholder agreement. Does not include (a) 215,627 shares held by Dr. Gago's wife and
     (b) 15,000 shares held by a charitable foundation established by Dr. and Mrs. Gago, all of which Dr. Psarouthakis has the power to vote under a shareholder agreement.

(6) Consists of (a) 16,700 shares owned by a trust of which Mr. Mandich is trustee and beneficiary and (b) 9,500 shares subject to stock options exercisable within 60 days of March 16, 1998.

(7) Consists of (a) 3,000 shares owned by a trust of which Mr. Fahrner is trustee and a beneficiary and (b) 27,750 shares subject to stock options exercisable within 60 days of March 16, 1998.

(8) Includes 153,000 shares subject to stock options exercisable within 60 days of March 16, 1998 by the Company's directors and executive officers as a group.


                        Information Relating to Directors
                        ---------------------------------

     Following each director's name is a brief account of his business experience during the past five years.

John Psarouthakis
-----------------

     Dr. John Psarouthakis is the founder of the Company and has been Chairman of the Board, Chief Executive Officer and a Director of the Company since it began operations in late 1991 and President since October 1996. In 1978, Dr. Psarouthakis organized J. P. Industries, Inc. ("JPI"), which became a Fortune 500 transportation components manufacturing and distribution company, where he served as Chairman, President and a Director until its sale in August, 1990. After the sale of JPI, Dr. Psarouthakis was involved in various private investments and professional activities until the Company began operations. Dr. Psarouthakis is currently an Adjunct Professor teaching Acquisitions and Mergers at The University of Michigan Graduate School of Business.

Donna L. Bacon
--------------

     Ms. Donna L. Bacon has been Executive Vice President and Chief Financial Officer, responsible for the financial, legal and administrative activities of the Company, since January 1998. From May 1997 to January 1998, Ms. Bacon served as Executive Vice President, General Counsel and Secretary of the Company, and from October 1994 to May 1997, as Vice President, General Counsel and Secretary of the Company. From August 1991 to October 1994, Ms. Bacon was Vice President, General Counsel and Secretary of The MEDSTAT Group, Inc., a provider of healthcare information services. From 1987 to January 1991, Ms. Bacon was General Counsel and Secretary of JPI. Ms. Bacon became a Director of the Company in May 1997.

David E. Cole
-------------

     Dr. David E. Cole has been the Director of the Office for the Study of Automotive Transportation (OSAT) at the University of Michigan's Transportation Research Institute since 1978. He has worked extensively on internal combustion engines, vehicle design, and overall automotive industry trends. Dr. Cole is a director of the Automotive Hall of Fame and is on the Board of Trustees of Hope College. Dr. Cole became a Director of the Company in May 1997.

John F. Daly
------------

     Mr. John F. Daly was the Chairman of the Board of Directors and Chief Executive Officer of Hoover Universal, Inc., a diversified manufacturer of industrial engineered parts and components, from 1976 until his retirement in 1987. Mr. Daly also served as the Vice Chairman of the Board of Directors of Johnson Controls, Inc., from May 1985 until his retirement in 1987. Mr. Daly is a director of AAOMS-Educational Foundation, Comerica Bank & Trust, F.S.B., Edwards Brothers, Inc. and Handleman Company and is a trustee of Sienna Heights College. Mr. Daly became a Director of the Company in May 1993.

Otto Gago
---------

     Dr. Otto Gago has been a thoracic and cardiovascular surgeon since 1967. He currently practices in Ann Arbor, Michigan. Dr. Gago is also an investor in new businesses and real estate ventures. Dr. Gago became a Director of the Company in May 1993.

Donald R. Mandich
-----------------

     Mr. Donald R. Mandich served as Chairman and Chief Executive Officer of Michigan Mutual Insurance Company and its subsidiaries from May 1995 through May 1996 and has served as a director of such company since May 1985. He was Chairman of the Board and Chief Executive Officer of Comerica Bank from 1981 until his retirement in 1990. Mr. Mandich is a member of the Board and former Chairman of the Heart and Vascular Institute of the Henry Ford Hospital. Mr. Mandich became a Director of the Company in May 1993.

     During the fiscal year ended December 31, 1997, the Board of Directors of the Company held six meetings.


                               Executive Officers
                               ------------------

The current executive officers of the Company are identified below. Officers are appointed by the Board of Directors and serve at its discretion.

Name                       Age        Position
----                       ---        --------

John Psarouthakis          65         Chairman of the Board, President, Chief
                                        Executive Officer and Director
Donna L. Bacon             46         Executive Vice President, Chief Financial
                                        Officer, General Counsel and Secretary
James J. Fahrner           46         Executive Vice President - OEM Group


Dr. John Psarouthakis is the founder of the Company and has been Chairman of the Board, Chief Executive Officer and a Director of the Company since it began operations in late 1991 and assumed the position of President in July, 1996. Dr. Psarouthakis is currently an Adjunct Professor teaching Acquisitions and Mergers at the University of Michigan Graduate School of Business.

Donna L. Bacon has been Executive Vice President, Chief Financial Officer, General Counsel and Secretary of the Company since January 1998. She has been with the Company since October 1994, serving as Vice President, General Counsel and Secretary from October 1994 to May 1997 and as Executive Vice President, General Counsel and Secretary from May 1997 to January 1998. From August 1991 to October 1994, Ms. Bacon was Vice President, General Counsel and Secretary of The MEDSTAT Group, Inc., a provider of healthcare information services.

James J. Fahrner has been Executive Vice President - OEM Group of the Company since January 1998. He has been with the Company since June 1995, serving as Vice President and Chief Financial Officer from June 1995 to May 1997 and as Senior Vice President and Chief Financial Officer from May 1997 to January 1998. From November 1990 until June 1995, Mr. Fahrner served as Vice President-Chief Financial Officer, Treasurer of Gelman Sciences Inc., a manufacturer of microfiltration products.

                  Section 16(a) Beneficial Ownership Compliance
                  ---------------------------------------------

     Section 16(a) of the Securities and Exchange Act of 1934 generally requires the Company's Directors and Executive Officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. initial reports of ownership and reports of changes in ownership of common stock of the Company. Directors, Executive Officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the 1997 fiscal year, all Section 16(a) filing requirements applicable to its Directors, Executive Officers and 10% owners were met, except that Dr. Psarouthakis failed to timely report a charitable contribution of 10,000 shares of the Company's common stock that he made in July 1997. This transaction was reported in December 1997.


ITEM 11.  EXECUTIVE COMPENSATION

                            Compensation of Directors
                            -------------------------

     Each director who is not also an officer or employee of the Company receives a semi-annual director's fee of $3,000 and is reimbursed for expenses of attending Board of Directors and committee meetings.

     In addition, non-employee directors receive grants for stock options pursuant to the JPE, Inc. Director Stock Option Plan (the "Director Plan"). Each non-employee director of the Company who was a member of the Board on April 27, 1995, the date the Director Plan was adopted by the Board, was granted an option to purchase 5,000 shares of Common Stock of the Company and each non-employee director who is subsequently first elected or appointed to serve as a member of the Board is automatically granted on the date of such election an option to purchase 5,000 shares of Common Stock of the Company at an exercise price equal to the fair market value of the Company's Common Stock on the date of such grant. On the date of each annual meeting of shareholders subsequent to April 27, 1995, each non-employee director serving on or elected to the Board on such date shall receive an option to purchase 3,000 shares of Common Stock of the Company at an exercise price equal to the fair market value of the Company's Common Stock on the date of such grant


                           Summary Compensation Table
                           --------------------------

     The following table sets forth information for the fiscal years ended December 31, 1995, 1996 and 1997 concerning compensation of the Company's Chief Executive Officer and each of the Company's executive officers whose total annual salary and bonus exceeded $100,000 in 1997:


                                                                                        Long-Term
                                                                                       Compensation
                                       Annual Compensation                                Awards
                                       -------------------                             ------------

                            Fiscal                                  Other Annual       Stock Option          All Other
Name and Position            Year      Salary (1)       Bonus      Compensation (2)     Shares (#)        Compensation (3)
-----------------           ------     ----------       -----      ----------------    ------------       ----------------

John Psarouthakis            1997       $250,008           -0-           --                  -0-              $ 9,550
 Chairman of the             1996        233,333       $50,000           --              110,000 (4)            9,250
 Board, President            1995        192,500        50,000           --               90,000                4,500
 Chief Executive
 Officer and Director

Donna L. Bacon               1997        165,988           -0-           --                  -0-                9,550
 Executive Vice              1996        152,500        40,000           --               75,000 (5)            9,250
 President, Chief            1995        146,625        35,000           --               15,000                  -0-
 Financial Officer
 and Director

C. William Mercurio (6)      1997         97,475           -0-           --                  -0-               51,550 (7)
 Former President-           1996        167,760        50,000           --               25,000 (4)           98,374 (8)
 OEM Group and
 Director

James J. Fahrner             1997        160,563           -0-           --                  -0-                9,550
 Executive Vice              1996        153,125        40,000           --               95,000 (9)            9,250
 President                   1995         78,542        20,000           --               45,000                  -0-


(1) Amounts represent the dollar value of base salary earned by the named executive officer during the fiscal year covered as reported on the officer's W-2.

(2) The dollar value of perquisites provided to each of the named executive officers does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(3) Represents the amount contributed to an account for the employee's benefit by the Company under the Company's 401(k) Savings Plan, unless otherwise indicated.

(4)  Represents  options  granted as replacement  options in connection with the
     December  16,  1996   repricing  of  options.   See  "Ten-Year   Option/SAR
     Repricings" below.

(5) Includes options to purchase 15,000 shares of the Company's Common Stock that were canceled in connection with the December 16, 1996 repricing of options. See "Ten-Year Option/SAR Repricings" below.

(6) Mr. Mercurio resigned as President-OEM Group and Director of the Company effective July 31, 1997.

(7) Represents $42,000 paid in consideration for a covenant not-to-compete and $9,550 contributed to Mr. Mercurio's account under the Company's 401(k) Savings Plan.

(8) Represents $72,000 paid in consideration for a covenant not-to-compete and $26,374 contributed to Mr. Mercurio's account under the Plastic Trim Profit Sharing Retirement Plan.

(9) Includes options to purchase 25,000 shares of the Company's Common Stock that were canceled in connection with the December 16, 1996 repricing of options. See "Ten-Year Option/SAR Repricings" below.


     Aggregated Option Exercises in the Last Fiscal Year
     and Fiscal Year End Option Values
     ---------------------------------------------------

     The following table sets forth information concerning (i) each exercise of stock options during the fiscal year ended December 31, 1997 by each named executive officer of the Company and (ii) the value of unexercised stock options held by such persons as of December 31, 1997:

                                                                                                 Value of
                                                                                                Unexercised
                                                                      Number of                 In-the-Money
                                                                 Unexercised Options             Options at
                                  Shares                         at December 31, 1997        December 31, 1997
                                 Acquired          Value             Exercisable/               Exercisable/
Name                           on Exercise       Realized           Unexercisable            Unexercisable  (1)
----                           -----------       --------        -------------------         ------------------

John Psarouthakis                    --               --            65,000/45,000                   0/0
Donna L. Bacon                    2,000              750            31,750/26,250                   0/0
C. William Mercurio                  --               --                      0/0                   0/0
James J. Fahrner                  1,000              562            27,750/41,250                   0/0



(1) In calculating the value of unexercised in-the-money options at December 31, 1997, the Company used a market value of $5.5625 per share, the closing price for shares of Common Stock on the Nasdaq National Market on December 31, 1997.



     Ten-Year Option/SAR Repricings
     ------------------------------

     On December 16, 1996, the Board of Directors of JPE, Inc. acknowledged the effort that would be required from its key employees to implement changes at the Company's operations and to effect a successful turnaround of Pebra Inc., that was acquired on December 23, 1996. This Board of Directors determined that the most effective and economical method to motivate and reward such employees would be to reprice all outstanding options of then current, active employees. Therefore, the Board of Directors approved an option exchange for then current, active employees entitling such employees to cancel their outstanding options in exchange for new options with an exercise price of $7.25 per share, the fair market value of the Company's stock on the date of exchange. The new options were subject to the same vesting schedule as the canceled options, including the same vesting commencement date, with the same termination date; provided that if the canceled option was an incentive stock option, it became a non-qualified option.

                          JPE, Inc. Board of Directors


                                    Number of         Market                                         Length of
                                    Securities       Price of        Exercise                         Original
                                    Underlying       Stock at        Price at                        Option Term
                                     Options/        Time of          Time of                         Remaining
                                       SARs         Repricing        Repricing          New          at Date of
                                     Repriced           or              or            Exercise       Repricing or
     Name             Date          or Amended      Amendment        Amendment         Price          Amendment
     ----             ----          ----------      ---------        ---------        --------       ------------

John Psarouthakis   12/16/96          20,000          $7.25           $12.65            $7.25        1.92 years
                                      23,678           7.25            11.55             7.25        3.92 years
                                      66,322           7.25            10.50             7.25        8.92 years

C. William Mercurio 12/16/96          25,000           7.25            10.50             7.25        8.92 years


Donna L. Bacon      12/16/96          30,000           7.25            10.75             7.25        7.83 years
                                      15,000           7.25            10.50             7.25        8.92 years
                                      15,000           7.25             7.75             7.25        9.92 years

James J. Fahrner    12/16/96          30,000           7.25            14.00             7.25        8.58 years
                                      15,000           7.25            10.50             7.25        8.92 years
                                      15,000           7.25             9.875            7.25        9.67 years
                                      10,000           7.25             7.75             7.25        9.92 years



     Tax Deductibility of Executive Compensation
     -------------------------------------------

     During 1993, Section 162(m) of the Internal Revenue Code was enacted to limit the corporate deduction for compensation paid to each of the five most highly compensated executive officers of a publicly-held corporation to $1 million per year, unless certain requirements are met. The Compensation Committee has reviewed the impact of this legislation on the Company's executive compensation plans and concluded that this legislation should not apply to limit the deduction for executive compensation paid by the Company in 1997.

     Report of Compensation Committee
     --------------------------------

     The report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy
Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not be deemed filed under such Acts.

     Introduction and Organization
     -----------------------------

     The Compensation Committee of the Board of Directors, composed of non-employee directors, reviews and develops compensation programs for key management, evaluates executive performance, administers the Company's compensation programs and makes recommendations as to compensation matters to the Board of Directors.

     General Policies
     ----------------

     The Compensation Committee's overall compensation policy with regard to executive officers is to provide a compensation package that is intended to attract and retain qualified executives and to provide incentives to achieve the Company's goals and increase shareholder value. The Compensation Committee implements this policy through base salaries, bonuses and grants of stock options, stock appreciation rights and restricted stock.

     Base Salaries
     -------------

     Base salary is determined for each of the Company's key executives by the Compensation Committee based upon recommendations of the Company's Chief Executive Officer. Factors affecting executive salary determinations include experience, leadership, the Company's performance and achievements, individual initiative, performance and achievements and an evaluation of the responsibilities of the position held by the executive. No specific weighting of factors is used.

     Bonuses
     -------

     The Company awards its executive officers discretionary bonuses deemed appropriate by the Compensation Committee. Bonuses are intended to provide incentives to achieve the Company's financial and operational goals and increase shareholder value, as well as to recognize an executive's individual contributions to the Company. Factors affecting executive bonus determinations include an evaluation of the Company's results and the executive's initiative, performance and achievements, and the executive's salary. The Compensation
Committee does not use any specific weighting of factors. The Compensation Committee obtains recommendations from the Chief Executive Officer as to executive officer bonuses based on an evaluation of each individual executive's performance during the year.

     Long-Term Incentives
     --------------------

     The Compensation Committee believes that executive ownership of the Company's stock, together with compensation plans that foster the alignment of management's interests with those of the Company's shareholders, are in the best interests of shareholders and management. Under the Company's 1993 Stock Incentive Plan, the Compensation Committee approved grants of stock options to executive officers and to other key employees. Awards under the 1993 Stock Incentive Plan are intended to provide participants with an increased incentive to make significant contributions to the long-term performance and growth of the Company, to join the interests of participants with the interests of shareholders of the Company and to facilitate attracting and retaining key employees of exceptional ability.

     The Compensation Committee's policy is to award stock options in amounts reflecting the participant's position and the ability to influence the Company's overall performance. In determining the size of individual awards, the Compensation Committee also considers the amounts of options outstanding and previously granted both in the aggregate and with respect to the optionee, the amount of shares remaining available for grant under the Company's stock incentive plan, the amount of stock owned by the executive and the aggregate amount of the current awards. Generally, the exercise price for stock options will be at or above the fair market value of the underlying shares on the date of the grant.

     Other Compensation
     ------------------

     The Company has adopted certain employee benefit plans, including its 401(k) savings plan and health benefit plans, in which executive officers have been permitted to participate. Benefits under these plans are not directly or indirectly tied to the Company's performance.

     Chief Executive Officer Compensation
     ------------------------------------

     The compensation of Dr. Psarouthakis is determined based upon the same criteria as are used for other executive officers. Dr. Psarouthakis did not participate in the approval of his own compensation, but he did participate in the discussion of the Company's performance and he made recommendations concerning the compensation of executives reporting to him.

                                   By the Compensation Committee


                                   John F. Daly
                                   Otto Gago
                                   Donald R. Mandich


     Compensation Committee Interlocks and Insider Participation
     -----------------------------------------------------------

     The Company's Compensation Committee was established in May 1993 and consists of Messrs. Daly, Gago and Mandich, each of whom has been an director of the Company since that date. None of these directors has ever been an officer or employee of the Company or any of its subsidiaries.


     Stock Performance Graph
     -----------------------

     The following table compares the cumulative return since October 1993 (the date of the Company's initial public offering) on a hypothetical investment in JPE, Inc. (JPEI), the Nasdaq National Market (U.S.) Index and other motor vehicle equipment manufacturers and distributors. The stock price performance shown on the graph is not necessarily indicative of future price performance.

                COMPARISON OF 50 MONTH CUMULATIVE TOTAL RETURN*
               Among JPE, Inc., The Nasdaq Stock Market-US Index
                                and a Peer Group

                            10/27/93   12/31/93    12/31/94    12/31/95    12/31/96    12/31/97
                            --------   --------    --------    --------    --------    --------
JPE, Inc.                    100.00     106.52       82.61       84.78       61.96       48.37

Peer Group                   100.00     124.13       80.60       71.42       96.31      114.81

Nasdaq Stock Market (U.S.)   100.00     100.18       97.93      138.49      170.34      209.03

* $100 invested on 10/27/93 in stock or Index - including reinvestment of dividends. Fiscal year ending December 31.


     Assumes $100 invested on October 27, 1993 in JPE, Inc., Nasdaq National Market (U.S.) Index and other motor vehicle equipment manufacturers and distributors (APS Holding Corp., Excel Industries, Hahn Automotive Warehouse, MascoTech, Inc., Simpson Industries, Inc., Standard Products Co., Stant Corp. and Tower Automotive), weighted for market capitalization.

     Total  return  equals  price   appreciation   plus  dividends  and  assumes
reinvestment of dividends.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information relating to the beneficial ownership of outstanding shares of Common Stock by each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock as of March 16, 1998:


                                          Shares Beneficially Owned
                                          -------------------------
Name and Address                                       Indirectly through           Percent
of Beneficial Owner                     Number        Shareholder Agreement       of Class (5)
-------------------                     ------        ---------------------       ------------

Dr. John Psarouthakis (1)             786,212 (2)         1,312,167 (3)               45.6%
775 Technology Drive, Suite 200
Ann Arbor, Michigan 48108

Dimensional Fund Advisors, Inc.       246,100 (4)                                      5.4%


(1) Chairman of the Board, President, Chief Executive Officer and a Director of the Company.

(2) Consists of (a) 721,212 shares owned by a trust of which Dr. Psarouthakis is trustee and a beneficiary and (b) 65,000 shares subject to stock options exercisable within 60 days of March 16, 1998.

(3) Consists of (a) 40,000 shares held by a charitable foundation established by Dr. Psarouthakis and (b) shares owned or subject to stock options exercisable within 60 days of March 16, 1998 by persons who have granted Dr. Psarouthakis the power to vote their shares until various dates in 2007 under a shareholder agreement.

(4) Based on information as of December 31, 1997 contained in Form 13G filed with the Securities and Exchange Commission (the "Commission") by the shareholder.

(5) On March 16, 1998, the Company had issued and outstanding 4,602,180 shares of Common Stock.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Listing of Documents

               (1)  Financial Statements

                    The Company's  Consolidated Financial Statements included in
                    Item 8 hereof, as required at December 31, 1996 and 1997, and for the years ended December 31, 1995, 1996 and 1997, consist of the following:

                    o  Report of Independent Accountants
                    o  Consolidated Balance Sheets
                    o  Consolidated Statements of Income
                    o  Consolidated Statements of Shareholders' Equity
                    o  Consolidated Statements of Cash Flows
                    o  Notes to Consolidated Financial Statements

               (2)  Financial Statement Schedule

                    The financial statement schedule of the Company appended hereto, as required for the years ended December 31, 1995, 1996 and 1997, consist of the following:

                    VIII.   Valuation and Qualifying Accounts

               (3)  Exhibits

               Exhibit
               Number                     Description
               -------                    -----------

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

               2.6 Stock Purchase Agreement dated April 16, 1997 among JPE, Inc., Dayton Parts, inc. and the Stockholders of Brake, Axle and Tandem Company, incorporated by reference to Registrant's Current Report on Form 8-K dated April 30, 1997.

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

              10.19 Form of Indemnification  Agreement between Registrant and C.
                    William Mercurio, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

              10.20 Third  Amended and  Restated  Credit  Agreement  dated as of
                    December  31,  1996,  by  and  among  Comerica  Bank,  other participants and JPE, Inc. (the "Credit Agreement"), incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

              10.21 Credit  Agreement  dated as of December 20, 1996 between JPE
                    Canada Inc. and The Bank of Nova Scotia, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

              10.22 Form of  Indemnification  Agreement  between the  Registrant and David E. Cole, filed with this report.

              10.23 Amendment 1 dated  April 16,  1997 to the Credit  Agreement, filed with this report.

              10.24 Amendment 2 dated August 14, 1997,  effective June 30, 1997, to  the  Credit  Agreement,  incorporated  by  reference  to
                    Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-0Q for the quarter ended September 30, 1997.

              10.25 Amendment   3  dated   February   13,  1998  to  the  Credit
                    Agreement,  filed with this report.

               21   Subsidiaries of the Registrant,  filed with this report.

               23   Consent of Coopers & Lybrand L.L.P.



               *    Indicates   management  contract  or  compensatory  plan  or
                    arrangement.

          (b)  Reports on Form 8-K

               The Registrant did not file any Reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 31, 1998 by the undersigned, thereunto duly authorized.

                           JPE, INC.

                           By:   /s/ John Psarouthakis
                                 --------------------------------------
                                 John Psarouthakis
                                 Chairman of the Board, Chief Executive
                                 Officer, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ John Psarouthakis        Chairman of the Board,               March 31, 1998
John Psarouthakis            Chief Executive Officer,
                             President and Director
                             (Principal Executive Officer)


/s/ James J. Fahrner         Executive Vice President             March 31, 1998
James J. Fahrner             (Principal Financial Officer and
                             Principal Accounting Officer)


/s/ Donna L. Bacon           Executive Vice President,            March 31, 1998
Donna L. Bacon               Chief Financial Officer,
                             General Counsel, Secretary
                             and Director


/s/ David E. Cole            Director                             March 31, 1998
David E. Cole


/s/ John F. Daly             Director                             March 31, 1998
John F. Daly


/s/ Otto Gago                Director                             March 31, 1998
Otto Gago


/s/ Donald R. Mandich        Director                             March 31, 1998
Donald R. Mandich

                                    JPE, INC.

                          FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION



The schedule, as required, for the years ended December 31, 1995, 1996 and 1997:

                                                                      Pages
                                                                      -----

VIII.   Valuation and Qualifying Accounts                               60

                                    JPE, INC.

                       SCHEDULE VIII - VALUATION ACCOUNTS

              for the years ended December 31, 1995, 1996 and 1997


Column A                       Column B             Column C           Column D      Column E
--------                       --------      ---------------------    ----------    ---------
                               Balance at    Charges to   Charges                    Balance
                               Beginning     Costs and    to Other                   at End
Description                    of Period     Expenses     Accounts    Deductions    of Period
-----------                    ---------     --------     --------    ----------    ---------

Accounts receivable,
allowance for doubtful
accounts:

January 1, 1995 through
 December 31, 1995             $236,000      $186,000     $ 13,000    $ (66,000)    $369,000
                               ========      ========     ========     =========    ========

January 1, 1996 through
 December 31, 1996             $369,000      $104,000     $    --     $(211,000)    $262,000
                               ========      ========     ========    ==========    ========

January 1, 1997 through
 December 31, 1997             $262,000      $165,000     $160,000    $(213,000)    $374,000
                               ========      ========     ========    =========     ========


                                  EXHIBIT INDEX



   Exhibit
   Number                             Description
   -------                            -----------

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

     2.6 Stock Purchase Agreement dated April 16, 1997 among JPE, Inc., Dayton Parts, inc. and the Stockholders of Brake, Axle and Tandem Company, incorporated by reference to Registrant's Current Report on Form 8-K dated April 30, 1997

     3.1  Articles of Incorporation, incorporated by reference to Exhibit 3.1 to
          the  Registrant's   Registration  Statement  on  Form  S-1  (File  No.
          33-68544).

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

    10.19 Form of Indemnification Agreement between Registrant and C. William Mercurio, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

    10.20 Third Amended and Restated Credit Agreement dated as of December 31, 1996, by and among Comerica Bank, other participants and JPE, Inc. (the "Credit Agreement"), incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

    10.21 Credit Agreement dated as of December 20, 1996 between JPE Canada Inc. and The Bank of Nova Scotia, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

    10.22 Form of Indemnification Agreement between the Registrant and David E. Cole, filed with this report.

    10.23 Amendment 1 dated April 16, 1997 to the Credit Agreement, filed with this report.

    10.24 Amendment 2 dated August 14, 1997, effective June 30, 1997, to the Credit Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

    10.25 Amendment 3 dated February 13, 1998 to the Credit Agreement, filed with this report.

     21   Subsidiaries of the Registrant, filed with this report.

     23   Consent of Coopers & Lybrand L.L.P.

     *    Indicates management contract or compensatory plan or arrangement.