Form 10-Q
period 1998-03-31
JPE INC
filed 1998-05-15
CIK 884637

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the  quarterly  period ended March 31, 1998

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


                                 (734) 662-2323
              (Registrant's telephone number, including area code)


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

                         Yes  /X/                  No  / /

As of March 31, 1998, there were 4,602,180 shares of the registrant's common stock outstanding.

This Quarterly Report on Form 10-Q contains 12 pages, of which this is page 1.

                                    JPE, INC.

                                      INDEX


                                                                          Page
                                                                          ----

Part I.  Financial Information

     Item 1. Financial Statements
             Consolidated Balance Sheets ...............................     3
             -  At March 31, 1998 and 1997 (Unaudited)
             -  At December 31, 1997  (Audited)

             Consolidated Statements of Income (Unaudited) .............     4
             -  For the Three Months Ended
                March 31, 1998 and 1997

             Consolidated Statements of Cash Flows (Unaudited) .........     5
             -  For the Three Months Ended
                March 31, 1998 and 1997

             Notes to Unaudited Consolidated Financial Statements ......     6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................  7-10

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K ..........................    11

     Signature .........................................................    12

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                    JPE, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
                                               At March 31,         December 31,
                                            1998         1997           1997
                                            ----         ----           ----
                                               (Unaudited)            (Audited)
ASSETS
Current assets:
  Cash and cash equivalents ............  $    357     $  1,204        $     29
  Accounts receivable, net .............    42,594       36,679          37,997
  Inventory ............................    38,188       40,647          39,412
  Other current assets .................     8,824        8,576           8,375
                                          --------     --------        --------

    Total current assets ...............    89,963       87,106          85,813

Property, plant and equipment, net .....    72,655       71,155          72,981
Goodwill, net ..........................    31,752       26,767          31,962
Other assets ...........................     2,313        4,096           2,459
                                          --------     --------        --------

    Total assets .......................  $196,683     $189,124        $193,215
                                          ========     ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ....  $108,338     $    672        $105,402
  Short-term debt ......................     9,482        6,878           7,723
  Accounts payable .....................    27,801       25,303          25,219
  Accrued liabilities ..................     5,835        5,361           6,336
  Income taxes payable .................        37            5             314
                                          --------     --------        --------

    Total current liabilities ..........   151,493       38,219         144,994

Deferred income taxes ..................     4,072        3,579           3,804
Other liabilities ......................     1,815        1,570           1,651
Long-term debt, non-current ............     9,096      110,070           9,272
                                          --------     --------        --------

   Total liabilities ...................   166,476      153,438         159,721
                                          --------     --------        --------

Shareholders' equity:
  Preferred stock, 3,000,000
   authorized, no shares issued
   and outstanding .....................      --           --              --
  Common stock, 15,000,000 authorized,
   4,602,180 issued and outstanding at
   March 31, 1998 and at March 31,
   1997, no par value ..................    28,051       28,026          28,051
  Retained earnings ....................     2,446        7,743           5,714
  Foreign currency translation
   adjustment ..........................      (290)         (83)           (271)
                                          --------     --------        --------

   Total shareholders' equity ..........    30,207       35,686          33,494
                                          --------     --------        --------

   Total liabilities and
    shareholders' equity ...............  $196,683     $189,124        $193,215
                                          ========     ========        ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                                       Three Months
                                                          Ended
                                                         March 31,
                                                   -------------------
                                               1998                   1997
                                               ----                   ----
                                                       (Unaudited)

Net sales ..................................  $69,423                $67,995

Cost of goods sold .........................   63,231                 59,033
                                              -------                -------

    Gross profit ...........................    6,192                  8,962

Selling, general and
 administrative expenses ...................    7,697                  6,779
                                              -------                -------

    Operating profit (loss) ................   (1,505)                 2,183

Other expense (income) .....................     (134)                    72

Interest expense, net ......................    3,464                  2,210
                                              -------                -------

    Loss before income taxes ...............   (4,835)                   (99)

Income tax expense (benefit) ...............   (1,567)                    15
                                              --------               -------

    Net loss ...............................  $(3,268)               $  (114)

Other comprehensive expense
    Foreign currency translation
     adjustment ............................      (19)                   (83)
                                              -------                -------

Comprehensive loss .........................  $(3,287)               $  (197)
                                              =======                =======

Basic loss per common share ................  $ (0.71)               $ (0.02)
                                              =======                =======

Weighted average shares outstanding ........    4,602                  4,602
                                                =====                  =====

Loss per common share
 assuming dilution .........................  $ (0.71)               $ (0.02)
                                              =======                =======

Weighted average shares outstanding
 and common stock equivalents ..............    4,602                  4,602
                                                =====                  =====



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                                              Three Months
                                                                 Ended
                                                               March 31,
                                                          1998           1997
                                                          ----           ----
                                                              (Unaudited)
Cash flows from operating activities:
  Net loss ...........................................   $(3,268)       $  (114)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization ....................     2,751          2,303
    Changes in operating assets
     and liabilities:
      Accounts receivable ............................    (4,597)        (9,850)
      Inventory ......................................     1,224         (2,684)
      Prepaids and other .............................       539           (404)
      Accounts payable ...............................     2,582          7,660
      Accrued liabilities ............................      (338)          (806)
      Income taxes ...................................      (980)            18
                                                         -------        -------

        Net cash provided (used)
         by operating activities .....................    (2,087)        (3,877)

Cash flows from investing activities:
  Purchase of property and equipment .................    (1,836)        (4,081)
                                                         -------        -------

        Net cash used for
         investing activities ........................    (1,836)        (4,081)

Cash flows from financing activities:
  Sale of common stock ...............................      --               77
  Repayments of other debt ...........................       (88)        (1,199)
  Net borrowings under revolving loan ................     2,991          8,275
  Net borrowings under Canadian credit facility ......     1,395            (19)
  Tax benefit from options ...........................      --               28
  Borrowing (repayments) under capital lease .........       (66)           811
                                                         -------        -------

        Net cash provided by
         financing activities ........................     4,232          7,973

Currency translation .................................        19           (127)

Cash and cash equivalents:
  Net increase (decrease) in cash ....................       328           (112)

  Cash and cash equivalents,
  beginning of period ................................        29          1,316
                                                         -------        -------

  Cash and cash equivalents,
  end of period ......................................   $   357        $ 1,204
                                                         =======        =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the JPE, Inc. Form 10-K for the year ended December 31, 1997.


B.   SALE OF COMPANY:

     On March 23, 1998, the Company announced that it intends to pursue the sale of the entire Company. The proceeds from the sale of the Company will be used to retire the debt of the Company, although there can be no assurance that the proceeds will be adequate for this purpose. These financial statements have been prepared as a going concern with no provision for loss on sale of the Company. The Company and JPE Canada are in violation of their financial covenants under their respective debt agreements at March 31, 1998, and are working with their respective lenders to obtain the necessary waivers.


C.   INVENTORY:

     Inventories by component are as follows:

                           March 31, 1998     March 31, 1997     Dec. 31, 1997
                           --------------     --------------     -------------
     Finished goods           $18,938            $16,317            $19,309
     Work in process            2,243              5,596              2,435
     Raw material              14,535             15,949             15,211
     Tooling                    2,472              2,785              2,457
                              -------            -------            -------

                              $38,188            $40,647            $39,412
                              =======            =======            =======


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


RECENT INFORMATION

On March 23, 1998, the Company announced that it intends to pursue the sale of the entire Company. The Company has concluded that the turnaround of its Canadian operation would take longer than anticipated and would require additional investment. Therefore, management believes that the proper course of action for the Company is to sell JPE and all of its businesses.


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

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company, customer cost-cutting programs and reimbursement of costs by the customer; (ii) operational difficulties encountered during the launch of major new OEM programs; (iii) the ability of the Company to integrate acquisitions into its existing operations and achieve expected cost savings; (iv) the ability of the Aftermarket Group to balance the cyclical nature of the OEM industry; (v) the availability of funds to the Company for continued operations during the sale process; (vi) the granting of compliance waivers by the Company's lenders; and (vii) the timing and amount of proceeds from the sales of the Company's businesses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Net sales for the quarter ended March 31, 1998 were $69.4 million compared to $68.0 million for the same period in 1997, an increase of 2%. This increase is attributable to a 31% increase in Aftermarket sales due to the acquisition of Brake, Axle and Tandem Company ("BATCO") in April 1997. OEM sales declined 8% to $45.9 million for the first quarter of 1998 as compared to $50.1 for the first quarter of 1997. This decline is attributable to lower sales for JPE Canada Inc. resulting from the end of certain car programs and lower service orders, and to the discontinuance of stamping sales for the Company's Starboard Industries, Inc. subsidiary. For the quarter ended March 31, 1998, net sales for the Company were 66% to OEM customers and 34% to Aftermarket customers.

Gross profit was $6.2 million for the three months ended March 31, 1998, as compared with $9.0 million for the comparable period in the prior year. The gross margin percentages were 8.9% and 13.2% for 1998 and 1997, respectively. The significant decline in gross margin is attributable to the performance of the Company's JPE Canada and Plastic Trim subsidiaries. JPE Canada had a $1.5 million loss at the gross profit line for the first quarter ended March 31, 1998. This compares to a break-even performance in the first quarter of 1997. The loss is primarily attributable to production difficulties experienced with the launch of a truck trim program for a major customer. The difficulties were caused by numerous engineering changes and acceleration of the build rate at the customer's request. These requirements resulted in a significant cost penalty to JPE Canada. In the first quarter of 1998, JPE Canada incurred premium freight charges of $467,000, overtime premiums of $296,000, and excess scrap and poor paint yields estimated to cost approximately $770,000 for the quarter. These charges were offset by a cost reimbursement from the customer in the amount of $350,000. In addition, the customer has granted an aggregate price increase of $1.4 million annually on two of JPE Canada's programs. JPE Canada has also implemented a headcount reduction program to eliminate approximately 100 employees by the end of June and other cost reduction initiatives to return the operation to profitability by the end of the second quarter.

Plastic Trim's gross margin declined from 16.5% for the first quarter of 1997 to 2.8% for the first quarter of 1998, a $2.1 million decline. In the fourth quarter of 1997, this operation experienced excess launch costs and higher scrap rates. The Company has implemented a program to reduce the scrap rate, which has improved from 15% to 9.5% of sales through April 30, 1998. In addition, a cost reduction program was instituted in March which includes headcount reductions and price reductions from vendors supplying raw materials.

Selling, general and administrative expenses increased 13.2% to $7.7 million for the three months ended March 31, 1998, from $6.8 million for the three months ended March 31, 1997. This increase is attributable to the inclusion of BATCO in the first quarter of 1998. The percentage of selling, general and administrative expenses to net sales was 11.1% for the quarter ended March 31, 1998 as compared to 10.0% for the comparable period of the prior year. The increase in the percentage reflects the greater percentage of sales to the Aftermarket which has higher selling costs.

Net interest expense increased to $3.5 million for the three months ended March 31, 1998 as compared to $2.2 million for the three months ended March 31, 1997. The higher interest cost is attributable to higher interest rates and amendment fees stipulated in Amendment No. 3 to the U.S. Credit Agreement at December 31, 1997. Effectively, the Company's borrowing rate under its U.S. Credit Agreement is approximately 11% compared to 8% for the first quarter of 1997 (see discussion under Liquidity and Capital Resources).

The Company has recorded a tax benefit for the losses incurred in the first quarter of 1998. The Company believes that through the sale of the Company, it will be able to utilize this tax benefit.

Net loss for the three months ended March 31, 1998 was $3.3 million or $.71 per share as compared to a net loss of $114,000 or $.02 a share for the quarter ended March 31, 1997. The net loss for this quarter includes a net loss of $1.6 million or $.35 per share relating to the operations of JPE Canada.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is its U.S. and Canadian credit agreements. At March 31, 1998, the Company and JPE Canada are in violation of certain financial covenants under their respective debt agreements. On March 23, 1998, the Company announced that it intends to sell all of JPE and its businesses, although there can be no assurance that the proceeds of such sale(s) will be adequate to retire the credit agreements.

The Company's principal source of liquidity for its U.S. companies is the $120 million Third Amended and Restated Credit Agreement dated December 31, 1996 (the "Credit Agreement"), as amended by Amendment No. 1 dated as of April 16, 1997, Amendment No. 2 dated as of August 14, 1997 (effective June 30, 1997) and Amendment No. 3 dated as of February 13, 1998. The Credit Agreement expires on October 27, 1998. The Credit Agreement is collateralized by all of the Company's assets, with the exception of JPE Canada's assets. At March 31, 1998, borrowings outstanding under this Credit Agreement totaled $106.9 million.

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

The principal source of liquidity for JPE Canada is a Cdn. $28.7 million (U.S. $20.4 million) credit agreement with a Canadian bank. The Canadian Credit Facility permits JPE Canada to borrow funds in the form of advances for operating requirements and capital expenditures. Advances under the Canadian Credit Facility are collateralized by substantially all of the assets of JPE Canada. Interest rates on the advances are computed at either the Canadian Prime Rate or the Base Rate, as defined in the agreement. At March 31, 1998, borrowings under the Canadian Credit Facility totaled Cdn. $26.2 million (U.S. $18.6 million).

At March 31, 1998, Current Liabilities exceeded Current Assets by $61.5 million, reflecting the classification of the U.S. Credit Agreement of $106.9 million as current liability. Excluding the Credit Agreement, working capital at March 31, 1998 would have been $45.4 million as compared to $44.7 million at December 31, 1997.

                           PART II. OTHER INFORMATION

                                    JPE, INC.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibits:

              10.1  Executive   Severance  Agreement  dated  February  20,  1998
                    between Registrant and Donna L. Bacon, filed with this report.

              10.2  Executive   Severance  Agreement  dated  February  20,  1998
                    between Registrant and James J. Fahrner, filed with this report.

          b.  Report on Form 8-K:

              None.

                                    JPE, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JPE, Inc.


                                     By:  /s/ James J. Fahrner
                                        -----------------------------
                                          James J. Fahrner
                                          Executive Vice President
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)


Date:  May 15, 1998

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
  NO.               DESCRIPTION
-------             -----------

 10.1               Executive   Severance  Agreement  dated  February  20,  1998
                    between Registrant and Donna L. Bacon, filed with this report.

 10.2               Executive   Severance  Agreement  dated  February  20,  1998
                    between Registrant and James J. Fahrner, filed with this report.

 27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.