Form 10-Q
period 1998-06-30
JPE INC
filed 1998-08-17
CIK 884637

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

          [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
               For the quarterly period ended June 30, 1998

          [ ]  Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
               For the transition period from _____ to _____

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


                                   38-2958730
                      (I.R.S. Employer Identification No.)


           775 Technology Drive, Suite 200, Ann Arbor, Michigan  48108
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

                     Yes  /X/                 No  / /

As of June 30, 1998, there were 4,602,180 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 17 pages, of which this is page 1.

                                    JPE, INC.

                                      INDEX


                                                                         Page
                                                                         ----

Part I.   Financial Information

     Item 1.  Financial Statements
              Consolidated Condensed Balance Sheets ...................     3
              - At June 30, 1998 and 1997 (Unaudited)
              - At December 31, 1997 (Audited)

              Consolidated Statements of Income and
              Comprehensive Income (Unaudited) ........................     4
              - For the Three and Six Months Ended
                June 30, 1998 and 1997

              Consolidated Statements of Cash Flows (Unaudited) .......     5
              - For the Six Months Ended
                June 30, 1998 and 1997

               Notes to Unaudited Consolidated Financial Statements ...   6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................  9-15

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K ........................    16

     Signature ........................................................    17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                    JPE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
                                                  At June 30,       At Dec. 31,
                                               1998         1997       1997
                                               ----         ----       ----
                                                  (Unaudited)        (Audited)
ASSETS
Current assets:
  Cash ...................................   $    493     $    200     $     29
  Accounts receivable, net ................    36,219       40,630       37,997
  Inventory ...............................    36,338       41,165       39,412
  Other current assets ....................     7,923       11,152        8,375
                                             --------     --------     --------

    Total current assets ..................    80,973       93,147       85,813

Property, plant and equipment, net ........    69,888       72,980       72,981
Goodwill, net .............................    30,770       31,985       31,962
Other assets ..............................       790        2,774        2,459
                                             --------     --------     --------

    Total assets ..........................  $182,421     $200,886     $193,215
                                             ========     ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt .......  $114,912     $  1,212     $105,402
  Short-term debt .........................     9,525        8,678        7,723
  Accounts payable ........................    22,694       25,795       25,219
  Accrued liabilities .....................     5,651        9,288        6,650
  Loan guaranty ...........................     1,361         --           --
                                             --------     --------     --------

    Total current liabilities .............   154,143       44,973      144,994

Deferred income taxes .....................     3,292        3,453        3,804
Other liabilities .........................     1,788        1,643        1,651
Long-term debt, non-current ...............       517      116,052        9,272
                                             --------     --------     --------

    Total liabilities .....................   159,740      166,121      159,721
                                             --------     --------     --------

Shareholders' equity:
  Preferred stock, 3,000,000
   authorized, no shares issued
   and outstanding ........................      --           --           --
  Common stock, 15,000,000 authorized,
   4,602,180 issued and outstanding at
   June 30, 1998 and at June 30, 1997,
   no par value ...........................    28,051       28,026       28,051
  Retained earnings (deficit) .............    (4,990)       6,752        5,714
  Foreign currency translation
   adjustment .............................      (380)         (13)        (271)
                                             --------     --------     --------

    Total shareholders' equity ............    22,681       34,765       33,494
                                             --------     --------     --------

    Total liabilities and
     shareholders' equity .................  $182,421     $200,886     $193,215
                                             ========     ========     ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

            For the Three and Six Months Ended June 30, 1998 and 1997
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                              Three Months             Six Months
                                                 Ended                    Ended
                                                June 30,                 June 30,
                                            1998        1997        1998         1997
                                            ----        ----        ----         ----

Net sales ..............................  $66,643     $77,006     $136,067     $145,031

Cost of goods sold .....................   58,396      65,553      121,628      124,617
                                          -------     -------     --------     --------

    Gross profit .......................    8,247      11,453       14,439       20,414

Selling, general and
 administrative expenses ...............    7,317       7,608       15,014       14,391

Discontinuance of stamping
 operations ............................     --         2,250         --          2,250
                                          -------     -------     --------     --------

    Operating profit (loss) ............      930       1,595         (575)       3,773

Other expense ..........................    3,122         104        2,987          176

Interest expense, net ..................    3,551       2,657        7,016        4,866
                                          -------     -------     --------     --------

    Loss before income taxes ...........   (5,743)     (1,166)     (10,578)      (1,269)

Income tax expense (benefit) ...........    1,693        (176)         126         (164)
                                          -------     -------     --------     --------

    Net loss ...........................   (7,436)       (990)     (10,704)      (1,105)

Other comprehensive expense
  Foreign currency translation
   adjustment ..........................      (90)         70         (109)         (13)
                                          -------     -------     --------     --------

Comprehensive loss .....................  $(7,526)    $  (920)    $(10,813)    $ (1,118)
                                          ========    =======     ========     ========

Basic loss per common share ............  $ (1.62)    $ (0.22)    $  (2.33)    $  (0.24)
                                          =======     =======     ========     ========

Weighted average shares outstanding ....    4,602       4,602        4,602        4,606
                                            =====       =====        =====        =====

Loss per common share
 assuming dilution .....................  $ (1.62)    $ (0.22)    $  (2.33)    $  (0.24)
                                          =======     =======     ========     ========

Weighted average shares outstanding
 and common stock equivalents ..........    4,602       4,602        4,602        4,606
                                            =====       =====        =====        =====


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                   Six Months
                                                                     Ended
                                                                    June 30,
                                                              1998           1997
                                                              ----           ----
Cash flows from operating activities:
  Net loss ...............................................  $(10,704)      $ (1,105)
  Depreciation and amortization ..........................     5,516          4,678
  Loss on disposal of fixed assets .......................       --              24
  Discontinuance of stamping operations ..................       --           2,250
  Write-down of assets related to JPE Canada .............     3,107           --
  Accrual of loan guaranty on JPE Canada debt ............     1,361           --
  Adjustments to reconcile net loss to net
  cash provided by (used for) operating activities:
    Changes in operating assets and liabilities:
     Accounts receivable .................................     1,778        (11,890)
     Inventory ...........................................     3,074         (1,531)
     Other current assets ................................       644           (937)
     Accounts payable ....................................    (2,525)         5,277
     Accrued liabilities and income taxes ................    (1,743)          (604)
     Deferred income taxes ...............................      (882)           269
                                                            --------       --------

       Net cash provided by (used for)
         operating activities ............................       346         (3,569)

Cash flows from investing activities:
  Purchase of property and equipment .....................    (2,062)        (7,425)
  Acquisition of BATCO ...................................      --           (5,518)
                                                            --------       --------

       Net cash used for investing activities ............    (2,062)       (12,943)

Cash flows from financing activities:
  Sale of common stock ...................................      --               77
  Repayments of other debt ...............................      (279)        (1,297)
  Net borrowings under revolving loan ....................     1,781         14,275
  Net borrowings under Canadian credit facility ..........     1,596          1,537
  Borrowings (repayments) under capital lease ............      (150)           900
  Tax benefit from options ...............................      --               28
                                                            --------       --------

       Net cash provided by financing activities .........     2,948         15,520

  Effect of currency translation on cash .................       (48)          (124)

Cash and cash equivalents:
  Net increase (decrease) in cash ........................       464         (1,116)

  Cash, beginning of period ..............................        29          1,316
                                                            --------       --------

  Cash, end of period ....................................  $    493       $    200
                                                            ========       ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature except as disclosed below. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the JPE, Inc. Form 10-K for the year ended December 31, 1997 and the Form 10-Q for the quarter ended March 31, 1998.


B.   SALE OF COMPANY:

     On March 23, 1998, the Company announced that it intends to pursue the sale of the entire Company. The proceeds from the sale of the Company will be used to retire the debt of the Company, although there can be no assurance that the proceeds will be adequate for this purpose. These financial statements have been prepared as a going concern with no provision for loss on sale of the Company. The Company is in violation of its financial covenants under the Credit Agreement at June 30, 1998, and has obtained a forbearance agreement from its lender.


C.   INVENTORY:

     Inventories by component are as follows:

                            June 30, 1998     June 30, 1997     Dec. 31, 1997
                            -------------     -------------     -------------
     Finished goods ........   $17,903           $16,673           $19,309
     Work in process .......     1,957             5,712             2,435
     Raw material ..........    12,193            16,150            15,211
     Tooling ...............     2,705             2,630             2,457
                               -------           -------           -------

                               $36,338           $41,165           $39,412
                               =======           =======           =======

D.   WRITE-DOWN OF ASSETS OF JPE CANADA:

     JPE Canada is not in compliance with its loan covenants and its lender has made demand for payment and given notice of its intention to enforce its security interests. In order to ensure production for General Motors Corporation ("GM"), its only customer, JPE Canada has entered into certain accommodation agreements with its lender and GM that permit continued operating activities under certain conditions and covenants, including additional out-of-formula funding in the amount of $4.0. Due to the impact of the GM strike on JPE Canada's operations during the months of June and July, JPE Canada has fully drawn on the additional funding and has defaulted under the amended loan agreement. The lender has agreed to provide additional out-of-formula funding in the amount of $2.0 million, although the Company has informed the lender and GM that JPE Canada is insolvent and has no present ability to repay in full the indebtedness to the secured creditors. In addition, the Company does not believe that the proceeds from the sale of JPE Canada will be adequate to satisfy its debt obligations to the lender, GM and unsecured creditors.

     The Company has applied the accounting treatment under Financial Accounting Standards to JPE Canada. Under these pronouncements, all of the assets are adjusted to the carrying amount which will be used to settle JPE Canada's obligations. The Company has adjusted the value of JPE Canada assets to approximate fair value by eliminating the deferred tax assets and other assets that have no value in a liquidation. This resulted in a charge of approximately $4.5 million which includes the recognition of the JPE, Inc. unsecured loan guarantee and patent write-down. The amount of the assets and liabilities of JPE Canada included in the Consolidated Balance Sheet at June 30, 1998 is as follows (amounts in thousands):

     Receivables ................................   $ 3,113
     Inventory ..................................     3,723
     Other Current Assets .......................       641
     Property, Plant and Equipment ..............    16,258
                                                    -------

        Total Assets ............................   $23,735
                                                    -------

     Short-Term Debt ............................   $ 9,525
     Current Portion of Long-Term Debt ..........     8,883
     Accounts Payable ...........................     4,082
     Accrued Liabilities ........................     1,276
     Other Liabilities ..........................       378
                                                    -------

        Total Liabilities .......................   $24,144
                                                    -------

        Net Deficit .............................   $  (409)
                                                    =======

     The following unaudited pro forma summary for the six months ended June 30, 1998 and 1997 assumes that effective January 1, 1997, JPE Canada was no longer treated as a consolidated subsidiary. The pro forma information reflects the JPE Consolidated Income Statement with exclusion of the JPE Canada results and the elimination of the write-down of patents related to the JPE Canada business and recognition of the unsecured loan guarantee that are reflected in JPE, Inc.'s books at June 30, 1998 (amounts in thousands, except per share amounts):

                                                 Six months ending June 30,
                                                 1998                  1997
                                                 ----                  ----

     Revenues ...............................  $113,578              $111,582
     Operating profit .......................     3,038                 6,127
     Loss before income taxes ...............    (3,272)                 (203)
     Net loss ...............................    (2,381)                 (415)

     Loss per common share ..................     (0.51)                (0.09)


E.   INCOME TAXES:

     The Company has recorded $905,000 and $1.7 million valuation reserves related to the tax benefits previously recognized in the U.S. and Canada, respectively.


F.   DISCONTINUANCE OF STAMPING OPERATIONS:

     On May 15, 1997, the Company announced a plan to discontinue its stamping operations at its East Tawas, Michigan facility of Starboard Industries, Inc., a wholly-owned subsidiary of the Company. The plan included resourcing stamped parts to third party suppliers, the sale of stamping assets and a reduction in the Starboard workforce. As a result of this plan, the Company recorded a charge of $2.25 million comprised of the following:

     Loss on sale of fixed assets ..........................  $1,348
     Severance expenses ....................................     365
     Adjustment to scrap value of inventory ................     407
     Other .................................................     130
                                                              ------

          Total ............................................  $2,250
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

RECENT INFORMATION

On August 12, 1998, the Company announced that JPE Canada's lender has issued a demand letter along with a Notice of Intention to Enforce Security because JPE Canada is not in compliance with the financial covenants of its loan agreement. The lender's loan is secured by substantially all of the assets of JPE Canada and by none of the assets of JPE, Inc. JPE, Inc. remains obligated on an unsecured loan guarantee of Cdn. $2.0 million for JPE Canada and the lender has issued a demand letter for the loan guarantee.

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

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) the impact on operations and cash flows of labor strikes at the Company's OEM customers; (iii) operational difficulties encountered during the launch of major new OEM programs; (iv) the ability of the Company to control scrap rates at its operations; (v) the ability of the Company to integrate acquisitions into its existing operations and achieve expected cost savings; (vi) the ability of the Aftermarket Group to balance the cyclical nature of the OEM industry; (vii) the availability of funds to the Company for continued operations during the sale process; (viii) the granting of compliance waivers by the Company's lenders; and
(ix) the timing and amount of proceeds from the sales of the Company's businesses.


RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1998 COMPARED
TO SECOND QUARTER ENDED JUNE 30, 1997
-------------------------------------------

JPE CANADA OPERATING RESULTS

Net sales for JPE Canada for the quarter ended June 30, 1998 were $10.3 million as compared to $17.5 million for the same period in 1997. Lost sales due to the GM strike in June amounted to approximately $2.2 million. The additional decrease in sales is attributable to the resourcing of some unprofitable business in the third quarter of 1997 and lower production on certain car models that will be replaced by new models in fall of 1998 and spring of 1999. The weakening of the Canadian dollar also has contributed to the reduction in sales.

In the first quarter of 1998, JPE Canada had a loss before taxes of $2.4 million which was primarily attributable to production difficulties experienced with the launch of a truck trim program for GM. JPE Canada had implemented cost reduction programs and obtained a price increase from GM on two programs that were expected to return JPE Canada to profitability by the end of the second quarter. However, due to the impact of the GM strike, significant losses continued at JPE Canada. JPE Canada's business is 100% for GM. As result of the strike, the fixed costs for this plant could not be recovered, because of lower sales volumes without significant reductions in labor costs and overhead resulting in an underabsorbed burden expense of $570,000. In the second quarter ended June 30, 1998, JPE Canada's loss before taxes was $2.2 million. As a result of the strike, sales for JPE Canada in July 1998 were only $380,000 compared to June sales of $1.7 million and it is estimated that JPE Canada will report a loss before taxes in excess of $1.0 million for the month of July.

JPE Canada has been in default of its loan agreement and the Canadian bank has issued a demand letter along with a Notice of Intention to Enforce Security. JPE Canada continues to operate under accommodations which provide funding for JPE Canada by the Canadian bank and JPE Canada's major customer.

The Company has applied the accounting treatment under Financial Accounting Standards to JPE Canada's financial reporting for the period ended June 30, 1998. Under the provisions of this pronouncement, all assets are adjusted to carrying amount which will be used to settle JPE Canada's obligations. JPE Canada has recorded a 100% valuation allowance on the deferred tax assets resulting in a charge to earnings of $1.8 million. In addition, the Company has written down patents related to the JPE Canada business and recorded a liability for the unsecured loan guarantee resulting in an additional $2.7 million charge against earnings for the quarter ended June 30, 1998. Upon the legal transfer of these assets or the filing under the Canadian Bankruptcy and Insolvency Act, the Company will no longer consolidate the JPE Canada operations into the Company's financial statements. Pro forma data related to the Company's operating results without JPE Canada are set forth in Footnote D of the Financial Statements.

U.S. OPERATIONS

The following is a discussion of the U.S. operations of the Company as JPE Canada operating results are discussed above and a discussion of the U.S. operating results in comparison to the prior period is important information for the reader of the Financial Statements.

Net sales for the quarter ended June 30, 1998 for the U.S. operations were $56.4 million compared to $59.5 million for the three months ended June 30, 1997. The net sales decrease of 5.3% is partially attributable to the strike at GM which began in June 1998 and continued through the end of July. The Company's Original Equipment Manufacturers' ("OEM's") businesses estimated lost sales for the month of June at $2.0 million. In addition, $2.6 million of the rate decline was due primarily to the discontinuance of Starboard stamping business in the fall of 1997. For the quarter ended June 30, 1998, net sales for the U.S. operations were approximately 54% to OEM customers and 46% to Aftermarket customers.

Gross profit for the U.S. operations decreased 13.9% to $9.1 million for the three months ended June 30, 1998 as compared with $10.6 million for the comparable period of the prior year. The gross profit percentages were 16.2% and 17.8% for 1998 and 1997, respectively. The decline is primarily due to the strike at GM and lower margins in the Aftermarket business due to pricing pressure and higher variances in the manufacturing of heavy duty springs.

Selling, general and administrative expenses for the U.S. operations decreased 3.6% to $6.8 million for the three months ended June 30, 1998 as compared to $7.0 million for the three months ended June 30, 1997. The decrease is primarily attributable to lower sales commissions and non-recurring costs relating to the integration of BATCO, which was acquired in the second quarter of 1997. The percentage of selling, general and administrative expenses to net sales was 12.0% for the quarter ended June 30, 1998 as compared to 11.7% for the comparable period of the prior year. The slightly higher percentage is attributable to the greater percentage of Aftermarket sales for the quarter ended June 30, 1998 as compared to same period last year.

The following is a table of the operating profits for the U.S. operations adjusted for non-recurring items during the last two years.

Quarter Ended                       Operating Profit          Percent of Sales
-------------                       ----------------          ----------------

September 30, 1996                     $  993,000                   2.0%
December 31, 1996                      $1,307,000                   2.9%
March 31, 1997                         $2,749,000                   5.3%
June 30, 1997                          $3,630,000                   6.1%
September 30, 1997                     $3,638,000                   6.4%
December 31, 1997                      $1,750,000                   3.1%
March 31, 1998                         $  685,000                   1.2%
June 30, 1998                          $2,352,000                   4.2%

The above table shows consistent improvement through the third quarter of 1997 due to the actions taken at the Company's Industrial & Automotive Fasteners and Starboard Industries subsidiaries. In the fourth quarter of 1997, the Company's Plastic Trim subsidiary experienced excess launch costs and higher scrap rates. The Company implemented a program to reduce scrap at this location in the first quarter 1998 which accounted for $850,000 of the improvement in the second quarter of 1998. The June 1998 quarter was also negatively impacted by lost sales due to the GM strike which the Company estimates reduced operating profits by approximately $425,000.

Other expense for the second quarter 1998 included a $1.3 million write-down of the patents related to JPE Canada owned by the Company to estimated net realizable value. Also included under this caption is the recording of the unsecured loan guarantee related to the JPE Canada indebtedness in the amount of $1.4 million.

CONSOLIDATED OPERATING RESULTS

Net interest expense on a consolidated basis increased to $3.6 million for the three months ended June 30, 1998 as compared to $2.7 million for the three months ended June 30, 1997. The higher interest cost is attributable to higher interest rate and amendment fees being charged under the Credit Agreement. The Company's borrowing rate in the second quarter of 1998 was approximately 11% compared to 8% for the second quarter of 1997 (see discussion under Liquidity and Capital Resources).

Consolidated income tax expense for the quarter ended June 30, 1998 was $1.7 million. Although the Company recorded a pretax loss of $5.7 million for the quarter, the normal tax benefit was offset by a recording of valuation reserves of $2.5 million. In addition, a valuation reserve for certain deferred tax assets related to the U.S. operations was provided for capital losses which will require the recognition of capital gains to recognize a tax benefit. The tax benefit of $176,000 for the quarter ended June 30, 1997 is attributable to the charge recorded for the discontinuance of stamping operations and the pretax loss at the Company's Canadian operation.

Consolidated net loss for the three months ended June 30, 1998 was $7.4 million as compared to a net loss of $990,000 in the second quarter of 1997. The increase in the loss is primarily the result of the $4.5 million or $0.97 per share charge to write down the assets related to JPE Canada, higher interest costs, and the operating factors summarized above. Loss per share for the second quarter of 1998 was $1.62 as compared to loss per share of $0.22 during the same period in 1997. The net loss for the 1997 quarter includes a loss of $1.5 million or $0.32 per share due to the charge recorded for the discontinuance of the Starboard stamping operations.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED
TO SIX MONTHS ENDED JUNE 30, 1997
---------------------------------------

JPE CANADA OPERATING RESULTS

Net sales for JPE Canada for the six months ended June 30, 1998 were $22.5 million as compared to $33.5 million for the same period in 1997. Lost sales due to the GM strike in June amounted to approximately $2.2 million. The additional decrease is attributable to the resourcing of some unprofitable business in the third quarter of 1997 and lower production on certain car models that will be replaced by new models in fall of 1998 and spring of 1999. The weakening of the Canadian dollar also contributed to the reduction in sales.

The operating loss for JPE Canada was $3.6 million for the six months ended June 30, 1998 as compared to an operating loss of $356,000 for the six months ended
June 30, 1997. The higher operating loss was attributable to the difficult launch of a truck trim program in the first quarter of 1998, with an estimated cost of $1.2 million, and the GM strike in June resulting in a $873,000 operating loss for the month of June. Also impacting the operating results in 1998 is lower sales volume without a significant reduction in labor costs and fixed overhead.

U.S. OPERATIONS

The following is a discussion of the U.S. operations of the Company for the six months ended June 30, 1998 and 1997, as JPE Canada operating results are discussed above. A discussion of the U.S. operating results in comparison to the prior period is important information for the readers of the Financial Statements.

Net sales for the U.S. operations for the six months ended June 30, 1998 were $113.6 million compared to $111.6 million for the six months ended June 30, 1997. The net sales increase of 1.8% is attributable to the full year inclusion of Brake, Axle and Tandem Company ("BATCO") which was acquired in April 1997, offset by the impact of the strike at GM and lower sales of $5.1 million due to discontinuance of the stamping business in the fall of 1997. For the six months ended June 30, 1998, net sales for the U.S. operations were approximately 57% to OEM customers and 43% to Aftermarket customers.

Gross profit for the U.S. operations decreased 14.2% to $16.9 million for the six months ended June 30, 1998 as compared with $19.7 million for the comparable period of the prior year. The gross profit percentages were 12.6% and 17.6% for 1998 and 1997, respectively. This decline is attributable to lower margin at the Plastic Trim due to high scrap rates in the first quarter and, to a lesser extent, lower margin in the Aftermarket businesses due to factory variances in the manufacturing of heavy duty springs and from pricing pressure.

Selling, general and administrative expenses for the U.S. operations increased 4.9% to $13.8 million for the six months ended June 30, 1998 over $13.2 million for the six months ended June 30, 1997. The increase is a result of the acquisition of BATCO as discussed above. The percentage of selling, general and administrative expenses to net sales was 12.2% for the six months ending June 30, 1998 as compared to 11.8% for the comparable period of the prior year.

See quarterly section above for discussion on the charge recorded for the write-down of JPE Canada related assets.

CONSOLIDATED OPERATING RESULTS

Consolidated net interest expense increased to $7.0 million for the six months ended June 30, 1998 as compared to $4.9 million for the six months ended June 30, 1997. The higher interest cost is attributable to the factors mentioned in the quarterly discussion above.

Income tax expense for the six months ending June 30, 1998 was $126,000 as compared to income tax benefit of $164,000 for the same period in 1997. The tax expense is a result of the associated factors related to the charges for the JPE Canada write-down of assets and the elimination of the deferred tax benefit due to the recording of a valuation reserve.

Net loss for the six months ended June 30, 1998 was $10.7 million as compared to net loss of $1.1 million over the same period in 1997. The increase in the loss is a result of the factors summarized above. Loss per share for the first six months of 1998 was $2.33 as compared to loss per share of $0.24 per share during the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is its U.S. and Canadian credit agreements. At June 30, 1998, both the Company and JPE Canada were in violation of certain financial covenants under their respective debt agreements. On March 23, 1998, the Company announced that it intends to sell all of JPE and its businesses, although there can be no assurance that the proceeds or the timing of such sale(s) will be adequate to retire the debt agreements. Further, the Company is working with its lenders to provide adequate funding for the continued operation of the Company and its subsidiaries, although there can be no assurance that this can be obtained.

U.S. OPERATIONS

The Company's principal source of liquidity for its U.S. companies is the $116.9 million Third Amended and Restated Credit Agreement dated December 31, 1996 (the "Credit Agreement"), as amended by Amendment No. 1 dated as of April 16, 1997, Amendment No. 2 dated as of August 14, 1997 (effective June 30, 1997), Amendment No. 3 dated as of February 13, 1998 and Amendment No. 4 dated as of May 15, 1998. The Credit Agreement is collateralized by all of the Company's assets, with the exception of JPE Canada's assets. At June 30, 1998, borrowings outstanding under this Credit Agreement totaled $105.7 million. The Credit Agreement expires on October 27, 1998.

Amendment No. 3 to the Credit Agreement required the Company to reduce its borrowings under the Credit Agreement to no more than $70 million on or before June 30, 1998. In addition, the Amendment increased the interest rate on borrowings to prime plus 1.25%. There is also an amendment fee equal to $120,000 per month until the debt reduction occurs or the Credit Agreement expires. The Company was not able to consummate a sale of any of its U.S. companies to make the required debt payment. The Company has negotiated with its lender a forbearance agreement to provide required financing. Under this arrangement, the lender has continued to provide financing based on an asset formula with maximum borrowing of $105 million plus an over-formula advance of $42.1 million. When funding in excess of these amounts is required, the Company has made arrangements with its major OEM customers to expedite payment on their payables to the Company. The Company is in the process of preparing an 18-month business plan for the lender and other banks to consider providing a refinancing or restructuring of the U.S. debt.

JPE CANADA OPERATIONS

The principal source of liquidity for JPE Canada is a Cdn. $28.7 million (U.S. $19.5 million) credit agreement with a Canadian bank. The Canadian Credit Facility permits JPE Canada to borrow funds in the form of advances for operating requirements and capital expenditures. Advances under the Canadian Credit Facility are collateralized by substantially all of the assets of JPE Canada. Interest rates on the advances are computed at either the Canadian Prime Rate or the Base Rate, as defined in the agreement. At June 30, 1998, borrowings under the Canadian Credit Facility totaled Cdn. $27.1 million (U.S. $18.4 million).

JPE Canada is not in compliance with its loan covenants and its lender has made demand for payment and given notice of its intention to enforce its security interests. In order to ensure production for its only customer, JPE Canada has entered into certain accommodation agreements with its lender and its only customer that permit continued operating activities under certain conditions and covenants, including additional out-of-formula funding in the amount of $4.0. Due to the impact of the GM strike on JPE Canada's operations during the months of June and July, JPE Canada has fully drawn on the additional funding and has defaulted under the amended loan agreement. The lender has agreed to provide additional out-of-formula funding in the amount of $2.0 million, although the Company has informed the lender and its only customer that JPE Canada is insolvent and has no present ability to repay in full the indebtedness to the secured creditors. In addition, the Company does not believe that the proceeds from the sale of JPE Canada will be adequate to satisfy its debt obligations to the lender, its only customer and unsecured creditors.

The Company has provided an unsecured guarantee in the amount of Cdn. $2.0 million for a portion of the JPE Canada debt which was recorded as a liability at June 30, 1998. JPE Canada's lender has no additional recourse to the assets of JPE, Inc.

At June 30, 1998, Current Liabilities exceeded Current Assets by $73.2 million, reflecting the classification of the U.S. and Canadian debt agreements of $114.9 million as current liability. Excluding the debt agreements, working capital at June 30, 1998 would have been $41.7 million as compared to $44.7 million at December 31, 1997. The lower level of working capital is due to lower receivables and inventory due to the GM strike.

                           PART II. OTHER INFORMATION

                                    JPE, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

               10.1 Letter  Agreement  dated  August  10,  1998 among the Banks,
                    Comerica Bank, as Agent, JPE, Inc. and its subsidiaries, filed with this report.

               10.2 Amendment No. 1 to Executive  Severance  Agreement dated May
                    21, 1998 between Registrant and Donna L. Bacon, filed with this report.

               10.3 Amendment No. 1 to Executive  Severance  Agreement dated May
                    21, 1998 between Registrant and James J. Fahrner, filed with this report.

               10.4 Amendment  No.  4 and  Limited  Waiver,  dated as of May 15,
                    1998, to Third Amended and Restated Credit Agreement by and among Comerica Bank, other participants and JPE, Inc., filed with this report.

         b.  Report on Form 8-K:

               None.

                                    JPE, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JPE, Inc.


                                    By: /s/ James J. Fahrner
                                        ----------------------------------
                                        James J. Fahrner
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


Date:  August 14, 1998

                                  EXHIBIT INDEX
                                  -------------
EXHIBIT
  NO.               DESCRIPTION
-------             -----------

 10.1 Letter Agreement dated August 10, 1998 among the Banks, Comerica Bank, as Agent, JPE, Inc. and its subsidiaries, filed with this report.

 10.2 Amendment No. 1 to Executive Severance Agreement dated May 21, 1998 between Registrant and Donna L. Bacon, filed with this report.

 10.3 Amendment No. 1 to Executive Severance Agreement dated May 21, 1998 between Registrant and James J. Fahrner, filed with this report.

 10.4 Amendment No. 4 and Limited Waiver, dated as of May 15, 1998, to Third Amended and Restated Credit Agreement by and among Comerica Bank, other participants and JPE, Inc., filed with this report.

 27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.