Form 10-Q
period 1998-09-30
JPE INC
filed 1998-11-17
CIK 884637

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

          [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1998

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

                     Yes  /X/                 No  / /

As of September 30, 1998, there were 4,602,180 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 17 pages, of which this is page 1.

================================================================================

                                    JPE, INC.

                                      INDEX

                                                                        Page
                                                                        ----
Part I.   Financial Information

     Item 1.  Financial Statements
              Consolidated Balance Sheets ...........................     3
              -  At September 30, 1998 and 1997 (Unaudited)
              -  At December 31, 1997 (Audited)

              Consolidated Statements of Income and
              Comprehensive Income (Unaudited) ......................     4
              -  For the Three and Nine Months Ended
                  September 30, 1998 and 1997

              Consolidated Statements of Cash Flows (Unaudited) .....     5
              -  For the Nine Months Ended
                  September 30, 1998 and 1997

              Notes to Unaudited Consolidated Financial Statements ..   6-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................... 10-15

Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders ...    15

     Item 6.  Exhibits and Reports on Form 8-K ......................    16

     Signature ......................................................    17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                    JPE, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
                                                     At September 30,        At Dec. 31,
                                                    1998          1997          1997
                                                    ----          ----          ----
                                                        (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                       $    408      $    508      $     29
  Accounts receivable, net                          18,968        43,350        37,997
  Inventory                                         26,141        44,394        39,412
  Other current assets                               3,507        11,916         8,375
                                                  --------      --------      --------

     Total current assets                           49,024       100,168        85,813

Investment in affiliate companies                   27,232          --            --
Property, plant and equipment, net                  22,138        71,665        72,981
Goodwill, net                                        7,322        31,632        31,962
Other assets                                           761         2,600         2,459
                                                  --------      --------      --------

     Total assets                                 $106,477      $206,065      $193,215
                                                  ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt               $104,024      $  1,603      $105,402
  Short-term debt                                     --          10,545         7,723
  Accounts payable                                  12,049        29,114        25,219
  Accrued liabilities                                2,779         6,299         6,336
  Income taxes payable                                --             189           314
  Loan guaranty                                      1,361          --            --
                                                  --------      --------      --------

     Total current liabilities                     120,213        47,750       144,994

Deferred income taxes                                 --           3,725         3,804
Other liabilities                                    1,502         1,914         1,651
Long-term debt, non-current                            141       117,729         9,272
                                                  --------      --------      --------

     Total liabilities                             121,856       171,118       159,721
                                                  --------      --------      --------

Shareholders' equity:
  Preferred stock, 3,000,000 authorized,
   no shares issued and outstanding                   --            --            --
  Common stock, 15,000,000 authorized,
   4,602,180 shares issued and outstanding
   at September 30, 1998 and at September 30,
   1997, no par value                               28,051        28,026        28,051
  Retained earnings (deficit)                      (43,094)        6,932         5,714
  Foreign currency translation adjustment             (336)          (11)         (271)
                                                  --------      --------      --------

     Total shareholders' equity (deficit)          (15,379)       34,947        33,494
                                                  --------      --------      --------

       Total liabilities and shareholders'
        equity                                    $106,477      $206,065      $193,215
                                                  ========      ========      ========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
         For the Three and Nine Months Ended September 30, 1998 and 1997
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)
                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                        1998           1997                1998            1997
                                                        ----           ----                ----            ----
Net sales                                             $ 49,150        $70,298            $185,217        $215,330

Cost of goods sold                                      44,257         59,801             165,885         184,418
                                                      --------        -------            --------        --------

       Gross profit                                      4,893         10,497              19,332          30,912

Selling, general and administrative expenses             7,917          7,293              23,031          21,936

Charge for subsidiaries under court ordered
  protection                                            26,555           --                29,216            --

Loss on sale of subsidiary                               5,268           --                 5,268            --

Discontinuance of stamping operations                     --             --                  --             2,250

Other expense                                            1,369              8               1,595             194

Equity in affiliate companies                             (133)          --                  (133)           --
                                                      --------        -------            --------        --------

Income (loss) before interest and taxes                (36,083)         3,196             (39,645)          6,532

Interest expense, net                                    3,643          2,730              10,659           7,346
                                                      --------        -------            --------        --------

       Income (loss) before taxes                      (39,726)           466             (50,304)           (814)

Income tax expense (benefit)                            (1,582)           275              (1,496)            111
                                                      --------        -------            --------        --------

       Net income (loss)                              $(38,144)       $   191            $(48,808)       $   (925)

Other comprehensive (expense) income
       Foreign currency translation adjustment              44           (258)                (65)           (271)
                                                      --------        -------            --------        --------

Comprehensive loss                                    ($38,100)       $   (67)           $(48,873)       $ (1,196)
                                                      ========        =======            ========        ========

Basic earnings (loss) per common share                  $(8.29)         $0.04             $(10.61)         $(0.20)
                                                        ======          =====             =======          =======

Weighted average shares outstanding                      4,602          4,604               4,602           4,602
                                                         =====          =====               =====           =====

Earnings (loss) per common share assuming
  dilution                                              $(8.29)         $0.04             $(10.61)         $(0.20)
                                                        ======          =====             =======          ======

Weighted average shares outstanding
  and common stock equivalents                           4,602          4,604               4,602           4,602
                                                         =====          =====               =====           =====


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
                             (Amounts in Thousands)
                                   (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
                                                            1998              1997
                                                            ----              ----
Cash flows from operating activities:
   Net loss                                               $(48,808)         $   (925)
   Depreciation and amortization                             7,765             7,426
   Loss on sale of Allparts, Inc.                            5,268              --
   Discontinuance of stamping operations                      --               2,250
   Write-down of assets related to subsidiaries
    under court ordered protection                          29,216              --
   Change to equity accounting                                 559              --
   Disposal of property and equipment                         --                  33
   Adjustments  to  reconcile  net loss to net
    cash  provided  by (used  for) operating
    activities:
      Changes in operating assets and liabilities:
        Accounts receivable                                  7,202           (14,610)
        Inventory                                            3,602            (4,760)
        Other current assets                                   405            (1,690)
        Accounts payable                                    (2,726)            8,596
        Accrued liabilities and income taxes                  (774)           (1,960)
        Deferred income taxes                               (1,519)               541
                                                          --------          --------

           Net cash provided by (used for)
            operating activities                               190            (5,099)
                                                          --------          --------

Cash flows from investing activities:
   Purchase of property and equipment                       (2,945)          (10,687)
   Cash proceeds from sale of property and equipment          --               1,200
   Acquisition of BATCO                                       --              (5,518)
                                                          --------          --------

           Net cash used for investing activities           (2,945)          (15,005)
                                                          --------          ---------

Cash flows from financing activities:
   Sale of common stock                                       --                  77
   Repayments of other debt                                   (363)           (1,540)
   Net borrowings under revolving loan                          62            15,621
   Net borrowings under Canadian credit facility             3,983             3,501
   Borrowings (repayments) under capital lease                (195)            1,571
   Tax benefit from options                                   --                  28
                                                          --------          --------

           Net cash provided by financing activities         3,487            19,258
                                                          --------          --------

   Effect of currency translation on cash                     (353)               38
                                                          --------          --------

Cash and cash equivalents:
   Net increase (decrease) in cash                             379              (808)

   Cash, beginning of period                                    29             1,316
                                                          --------          --------

   Cash, end of period                                    $    408          $    508
                                                          ========          ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature except as disclosed below. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the JPE, Inc. Form 10-K for the year ended December 31, 1997 and the Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.


B.   INVESTMENT IN AFFILIATE COMPANIES:

     During the third quarter, three of the Company's subsidiaries were placed under court ordered protection. On September 15, 1998, Plastic Trim, Inc. ("PTI") and Starboard Industries, Inc. ("SBI") filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. On August 27, 1998, the Ontario Court (General Division) Commercial List issued an order to appoint an Interim Receiver for JPE Canada Inc. ("JPEC") pursuant to
     Section 47 of the Bankruptcy and Insolvency Act of Canada. Under these conditions, generally accepted accounting principles do not allow the
     Company to consolidate these subsidiaries from the dates of their respective filings. The Company has utilized the equity method of accounting in preparing the financial statements for the quarter ended September 30, 1998. The Company has applied the accounting treatment under various Financial Accounting Standards to write down the assets of these subsidiaries to estimated net realizable value. The following adjustments were recorded to these balance sheet accounts:

                                            PTI         SBI         JPEC        Total
                                            ---         ---         ----        -----
     Goodwill                             $13,222      $5,333        --        $18,555
     Fixed assets                           8,000        --          --          8,000
     Accounts receivable                    1,156         350        --          1,506
     Inventory                              1,759        --          --          1,759
     Patents                                 --          --        $1,300        1,300
     Loan guarantee                          --          --         1,361        1,361
     Other assets                            --          --           100          100
                                          -------      ------      ------      -------

          Total                           $24,137      $5,683      $2,761      $32,581
                                          =======      ======      ======      =======

     These charges have been reflected on the income statement in the following captions:

     Cost of sales                        $ 1,759        --          --        $ 1,759
     Selling, general and
       administrative                       1,156      $  350      $  100        1,606
     Charge for subsidiaries
       under court ordered protection      21,222       5,333       2,661       29,216
                                          -------      ------      ------      -------

          Total                           $24,137      $5,683      $2,761      $32,581
                                          =======      ======      ======      =======


     The Investment in affiliate companies on the Balance Sheet at September 30, 1998 is comprised of the following (amounts in thousands):

                                            PTI         SBI         JPEC        Total
                                            ---         ---         ----        -----
     Cash                                 $   359      $   333        --       $   692
     Receivables                            9,000        2,497     $ 8,120      19,617
     Inventory                              5,185          478       3,918       9,581
     Other Current Assets                     692          781         474       1,947
     Property, Plant and Equipment, Net    17,062        4,584      15,075      36,721
     Other Assets                             420        1,525        --         1,945
                                          -------      -------     -------     -------

     Total Assets                          32,718       10,198      27,587      70,503

     Current Portion of Long-Term Debt        399          100      19,216      19,715
     Accounts Payable                       5,073        1,485       7,986      14,544
     Accrued Liabilities                      561          324       1,517       2,402
     Other Liabilities                        677          781         352       1,810
     Debtor-in-Possession Financing         3,455        1,345        --         4,800
                                          -------      -------     -------     -------

         Total Liabilities                 10,165        4,035      29,071      43,271

         Net Equity (Deficit)             $22,553      $ 6,163     $(1,484)    $27,232
                                          =======      -======     =======     =======


     The following unaudited pro forma summary for the nine months ended September 30, 1998 and 1997 assumes that effective January 1, 1997, the above companies were no longer treated as consolidated subsidiaries. These companies will be reflected using the equity method from their filing dates. The pro forma information reflects the JPE Consolidated Income Statement with the exclusion of these companies' results and the elimination of the write-downs noted above that are reflected in JPE, Inc.'s books at September 30, 1998 and the sale of Allparts, Inc., as discussed in Note C (amounts in thousands, except per share amounts):

                                                  Nine Months Ended Sept. 30,
                                                     1998             1997
                                                     ----             ----

     Revenues                                       $85,452          $84,900
     Income (loss) before income taxes               (2,304)           1,569
     Net income (loss)                               (2,636)             477

     Earnings (loss) per common share                $(0.57)           $0.10


C.   SALE OF ALLPARTS, INC.:

     On October 28, 1998, the Company completed the sale of substantially all of the assets of its wholly-owed subsidiary, Allparts, Inc., to R&B, Inc. for $10,095,000 and the assumption of trade and accrued liabilities of $1,543,000, for a total sales price of $11,638,000. The expenses related to this transaction totaled $242,000. The assets of Allparts, Inc. on October 28, 1998 totaled $16,664,000. The loss on the sale of Allparts, Inc. was $5,268,000 and has been reflected in the September 30, 1998 balance sheet as a charge to goodwill of $4,614,000 and a charge to fixed assets of $654,000. The net proceeds of $9,891,000 were used to pay down debt.

D.   INVENTORY:

     Inventories by component are as follows:

                           Sept. 30, 1998      Sept. 30, 1997      Dec. 31, 1997
                           --------------      --------------      -------------

     Finished goods            $16,616             $19,030             $19,309
     Work in process             1,232               4,337               2,435
     Raw material                5,476              18,394              15,211
     Tooling                     2,817               2,633               2,457
                               -------             -------             -------

                               $26,141             $44,394             $39,412
                               =======             =======             =======


E.   INCOME TAXES:

     At September 30, 1998, $4.7 million and $1.7 million in valuation reserves related to the tax benefits associated with losses in the U.S. and Canada, respectively, have been recorded. The tax benefit reflected on the income statement is the result of the elimination of net deferred tax liabilities due to the losses associated with the bankruptcy filings.


F.   DEBT:

     The Company was in default under its credit agreement with its U.S. bank group. The Company has a Forbearance Agreement under which the lender agreed to grant certain accommodations and to forbear until January 1, 2000. This Agreement provides financing based on an asset formula. At September 30, 1998, the borrowings under the Forbearance Agreement totaled $103.9 million. This Agreement provides continued financing for the Company and its subsidiaries that have not filed for bankruptcy. The Agreement provides that any proceeds from pre-petition inventory and receivables will be used to permanently reduce debt under the Forbearance Agreement. In addition, under the Bankruptcy Court order, any sale of pre-petition collateral other than inventory and receivables will first reduce debt under the Forbearance Agreement for PTI of $8.4 million and SBI of $3.6 million and then be used to reduce post-petition debt, with any remaining proceeds to be applied to debt under the Forbearance Agreement subject to certain offsets.

     PTI and SBI have post-petition loans as provided by a financing order, which are collateralized by post-petition receivables and inventories. The debtor-in-possession financing agreements provide for up to $21 million for PTI and up to $6 million for SBI. These debt instruments are reflected on the consolidated balance sheet through investment in affiliate companies (see Note B).


G.   DISCONTINUANCE OF STAMPING OPERATIONs:

     On May 15, 1997, the Company announced a plan to discontinue its stamping operations at its East Tawas, Michigan facility of SBI. The plan included resourcing stamped parts to third party suppliers, the sale of stamping assets and a reduction in the SBI workforce. As a result of this plan, the Company recorded a charge of $2.25 million comprised of the following:

     Loss on sale of fixed assets                       $1,348
     Severance expenses                                    365
     Adjustment to scrap value of inventory                407
     Other                                                 130
                                                        ------

        Total                                           $2,250

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

Forward Looking Information
---------------------------

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

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) the impact on operations and cash flows of labor strikes at the Company's OEM customers; (iii) operational difficulties encountered during the launch of major new OEM programs; (iv) the ability of the Company to control scrap rates at its operations; (v) the ability of the Company to achieve expected cost savings;
(vi) the ability of the Aftermarket Group to balance the cyclical nature of the OEM industry; (vii) the availability of funds to the Company for continued operations during the sale process; (viii) the granting of compliance waivers by the Company's lenders; and (ix) the timing and amount of proceeds from the sales of the Company's businesses.

Year 2000
---------

The Company has several business systems that require updating to become Year 2000 compliant. The Company's manufacturing operations do not rely on highly sophisticated date driven processes and, as such, compliance with Year 2000 requirements is not significant in the manufacturing area. Each of the Company's business systems is being updated or a replacement system is being purchased. The Company estimates that the total cost of becoming compliant with Year 2000 is in the range of $1 million to $1.5 million.

The Company is also in contact with its customers and suppliers and has requested that they complete questionnaires to determine any impact on the Company's operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of suppliers and customers on this critical matter.

Based on the progress the Company has made in addressing its Year 2000 issues and the plans and timelines to complete this project, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. The Company has not developed a detailed contingency plan, but given the current status of its progress, it appears that all systems will be compliant. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 1998 compared to
Third Quarter Ended September 30, 1997
--------------------------------------------------

During the third quarter, three of the Company's subsidiaries were placed under court ordered protection. On September 15, 1998, Plastic Trim, Inc. ("PTI") and Starboard Industries, Inc. ("SBI") filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. On August 27, 1998, the Ontario Court (General Division) Commercial List issued an order to appoint an Interim Receiver for JPE Canada Inc. ("JPEC") pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. Collectively, these companies represent the Company's Trim Group. Under these conditions, generally accepted accounting principles do not allow the Company to consolidate these subsidiaries from the dates of their respective filings. The Company has utilized the equity method of accounting in preparing the financial statements for the quarter ended September 30, 1998. The discussion below compares the third quarter of 1997 to the third quarter of 1998 which includes JPEC for only 60 days and PTI and SBI for only 77 days.

Net sales for the quarter ended September 30, 1998 were $49.2 million compared to $70.3 million for the three months ended September 30, 1997. The net sales decrease of 30% is partially attributable to the exclusion of sales for the subsidiaries under court ordered protection from their respective filing dates which totaled $10.0 million. The Company's Original Equipment Manufacturers' ("OEM's") businesses estimated lost sales for the month of July at $6.5 million due to the strike at GM. In addition, $1.5 million of the sales decline was due to the discontinuance of SBI's stamping business in the fall of 1997. Sales for the Aftermarket businesses declined 12% compared to the same quarter last year due to the uncertainty associated with the Company's financial stability and the decision to eliminate Dayton Parts' heavy duty drum product line. For the quarter ended September 30, 1998, net sales were approximately 56% to OEM customers and 44% to Aftermarket customers.

Gross profit decreased by $5.6 million to $4.9 million for the three months ended September 30, 1998 as compared with $10.5 million for the same period of the prior year. This decrease includes $1.8 million of additional inventory excess and obsolescence recognized in conjunction with PTI's bankruptcy filing. The gross profit percentages, excluding the additional excess and obsolescense adjustment, were 13.5% and 14.9% for 1998 and 1997, respectively. The gross margin decreased because of the exclusion of the Trim Group from their filing dates totaling approximately $1 million and the reduction attributable to the GM strike of approximately $1 million. The remaining difference of $1.9 is primarily attributable to lower sales volume and pricing pressure in the Aftermarket business and manufacturing variances at PTI relating to a new program launch.

Selling, general and administrative expenses increased 8.6% to $7.9 million for the three months ended September 30, 1998 as compared to $7.3 million for the three months ended September 30, 1997. The percentage of selling, general and administrative expenses to net sales was 16.1% for the quarter ended September 30, 1998 as compared to 10.4% for the same period of the prior year. The higher percentage is partially attributable to recognition of a $1.1 million receivable offset granted to the two major customers of PTI and SBI in accordance with the bankruptcy order. Other factors related to the increase in the percentage include a $300,000 additional allowance for bad debts, fixed costs associated with lower sales in the Aftermarket business and a charge of $360,000 related to a workers' compensation claim for the quarter ended September 30, 1998.

The charge for subsidiaries under court ordered protection for the three months ended September 30, 1998 totaled $26.6 million. This charge related to the impairment of long-term assets in PTI and SBI as shown in Note B to the financial statements. The Company believes that the charge reduces the assets of such businesses to net realizable value in accordance with generally accepted accounting principles. This charge has no impact on the Company's cash flow.

On October 28, 1998, the Company completed the sale of substantially all the assets of its subsidiary, Allparts, Inc. The sales price was approximately $11.6 million, consisting of cash of $10.1 million and assumption of accounts payable and accrued liabilities. The assets on October 28, 1998 were approximately $16.7 million and expenses related to this transaction were $242,000, resulting in a net loss on the sale of $5.3 million. The Company has recognized this loss in September by a write-down of goodwill and fixed assets of $4.6 million and $654,000, respectively. The net cash proceeds after payment of expenses were used to reduce debt.

Other expense primarily represents costs associated with the bankruptcy filings for legal professionals and financial advisors.

Interest expense for the third quarter ended September 30, 1998 was $3.6 million compared to $2.7 million for the same period as last year. The higher interest expense is the result of the defaults on the Company's debt arrangements, raising the effective interest rate to approximately 11%.

Consolidated income tax benefit for the quarter ended September 30, 1998 was $1.6 million. Although the Company recorded a pretax loss of $39.7 million for the quarter, the normal tax benefit was reduced by a recording of valuation reserves of $4.7 million. The tax expense of $275,000 for the quarter ended September 30, 1997 related to pretax profit for that quarter.

Consolidated net loss for the three months ended September 30, 1998 was $38.1 million as compared to a net income of $191,000 in the third quarter of 1997. Loss per share for the third quarter of 1998 was $8.29 as compared to earnings per share of $0.04 during the same period in 1997.


Nine Months Ended September 30, 1998 compared to
Nine Months Ended September 30, 1997
------------------------------------------------

Net sales for the nine months ended September 30, 1998 were $185.2 million compared to $215.3 million for the nine months ended September 30, 1997. The net sales decrease of 14% is attributable to the exclusion of the Trim Group's sales of $10 million from their filing dates, the impact of the strike at GM totaling $8.5 million and lower sales of $7 million due to discontinuance of SBI's stamping business in the fall of 1997. For the nine months ended September 30, 1998, net sales were approximately 62% to OEM customers and 38% to Aftermarket customers.

Gross profit decreased 37% to $19.3 million for the nine months ended September 30, 1998 as compared with $30.9 million for the comparable period of the prior year. The gross profit percentages were 10.4% and 14.4% for 1998 and 1997, respectively. This decline in percentages is attributable to the matters mentioned in the thid quarter discussion, lower margin at PTI and JPEC due to high scrap rates in the first quarter and, to a lesser extent, lower margin in the Aftermarket businesses due to factory variances in the manufacturing of heavy duty springs and from pricing pressure.

Selling, general and administrative expenses increased to $23.0 million for the nine months ended September 30, 1998 over $21.9 million for the nine months ended September 30, 1997. The percentage of selling, general and administrative expenses to net sales was 12.4% for the nine months ending September 30, 1998 as compared to 10.1% for the comparable period of the prior year. In addition to the items discussed in the third quarter comparison, the higher percentage is also related to lower sales volume and higher costs associated with the heavy duty truck Aftermarket business.

The charge for subsidiaries includes the items related to the PTI and SBI bankruptcy filings as explained in the third quarter discussion above. In the second quarter, the Company had recorded an asset impairment of $2.7 million related to JPEC, for which an Interim Receiver was appointed. The total charge for long-term asset impairment for all companies under court ordered protection is $29.2 million for the nine months ended September 30, 1998. The substantial portion of this charge has been for goodwill ($18.6 million) and fixed assets ($8.0 million).

The loss on sale of subsidiary and other expense is explained in the third quarter discussion above.

Net  interest  expense  increased  to $10.7  million for the nine  months  ended
September  30,  1998 as  compared  to $7.3  million  for the nine  months  ended
September 30, 1997. The increase is attributable to higher interest costs associated with the defaults on the Company's debt arrangements.

Income tax benefit for the nine months ended September 30, 1998 was $1.5 million as compared to tax expense of $111,000 for the same period of 1997. The tax benefit is a result of the associated losses relating to the charges for the court ordered protection filings. The amount of tax benefit was determined by the elimination of the net deferred tax liabilities previously recognized on the balance sheet. The Company has recorded a valuation reserve of $6.5 million to offset deferred tax assets that relate to pre-tax loss, in accordance with Financial Accounting Standard 109, "Accounting for Income Taxes."

Net loss for the nine months ended September 30, 1998 was $48.8 million compared to net loss of $925,000 over the same period in 1997. The increase in the loss is a result of the factors summarized above. Loss per share for the first nine months of 1998 was $10.62 as compared to loss per share of $0.20 during the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are its U.S. and Canadian credit agreements and its debtor-in-possession financing agreements for SBI and PTI.

U.S. Operations
---------------

The Company's principal source of liquidity for its U.S. companies is the Forbearance Agreement dated August 10, 1998 (the "Forbearance Agreement"), as amended by First Amendment dated August 31, 1998, Second Amendment dated September 4, 1998, Third Amendment dated September 16, 1998 and Fourth Amendment dated October 1, 1998. The Forbearance Agreement is collateralized by all of the Company's assets, with the exception of JPEC's assets, the inventories of SBI and PTI, and the post-bankruptcy petition accounts receivable of SBI and PTI. At September 30, 1998, borrowings outstanding under the Forbearance Agreement totaled $103.9 million.

The Company's Third Amended and Restated Credit Agreement dated December 31, 1996 (the "Credit Agreement"), as amended by Amendment No. 1 dated as of April 16, 1997, Amendment No. 2 dated as of August 14, 1997 (effective June 30, 1997), Amendment No. 3 dated as of February 13, 1998 and Amendment No. 4 dated as of May 15, 1998 expired on October 27, 1998.

Pursuant to the Fourth Amendment to the Forbearance Agreement, the lender agreed to grant certain accommodations and to forbear until January 1, 2000. The Fourth Amendment to the Forbearance Agreement provides for financing based on an asset formula with maximum borrowings ranging from a low of $84.9 million in November 1998 to a high of $95.9 million in October 1998 plus an over-formula ranging from a low of $42.7 million in November 1998 to a high of $48.2 million in December 1999.

At September 30, 1998, Current Liabilities exceeded Current Assets by $71.2 million, reflecting the classification of the U.S. debt agreement of $103.9 million as current liability. Excluding the debt agreement, working capital at September 30, 1998 would have been $32.8 million as compared to $53.9 million at December 31, 1997. The lower level of working capital is due to the accounting treatment of the subsidiaries under court ordered protection.


SBI and PTI
-----------

In connection with the filing for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code for SBI and PTI (the "debtor companies"), the debtor companies entered into separate debtor-in-possession financing agreements to provide for post-petition financing (the "DIP financing") which expires on September 15, 2000.

PTI obtained DIP financing which provides for up to $21 million in asset based loans with an out-of-formula allowance of not to exceed $6 million. PTI paid closing fees in the amount of $105,000 and will pay monthly service fees of $3,500 plus a one-time facility fee of $52,500. At September 30, 1998, borrowings outstanding under PTI's DIP financing totaled $3.5 million.

SBI obtained DIP financing which provides for up to $6 million in asset based loans with an out-of-formula allowance of not to exceed $2 million. SBI paid closing fees in the amount of $30,000 and will pay monthly service fees of $1,000 plus a one-time facility fee of $15,000. At September 30, 1998, borrowings outstanding under SBI's DIP financing totaled $1.3 million.

JPE Canada Operations
---------------------

The principal source of liquidity for JPEC is a Cdn. $28.7 million (U.S. $18.7 million) credit agreement with a Canadian bank. The Canadian Credit Facility permits JPEC to borrow funds in the form of advances for operating requirements and capital expenditures. Advances under the Canadian Credit Facility are collateralized by substantially all of the assets of JPEC. Interest rates on the advances are computed at either the Canadian Prime Rate or the Base Rate, as defined in the agreement. At September 30, 1998, borrowings under the Canadian Credit Facility totaled Cdn. $29.4 million (U.S. $19.2 million).

JPEC is not in compliance with its loan covenants and its lender has made demand for payment and given notice of its intention to enforce its security interests. In order to ensure production for its only customer, JPEC has entered into certain accommodation agreements with its lender and its only customer that permit continued operating activities under certain conditions and covenants, including additional out-of-formula funding in the amount of Cdn. $8.0 million. The Company has informed the lender and its only customer that JPEC is insolvent and has no present ability to repay in full the indebtedness to the secured creditors. In addition, the Company does not believe that the proceeds from the sale of JPEC will be adequate to satisfy its debt obligations to the lender, its only customer and unsecured creditors.

The Company has provided an unsecured guarantee in the amount of Cdn. $2.0 million for a portion of the JPEC debt which was recorded as a liability at June 30, 1998. JPEC's lender has no additional recourse to the assets of JPE, Inc.

                           PART II. OTHER INFORMATION

                                    JPE, INC.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of JPE, Inc. was held on September 30, 1998, for the purpose of electing two directors of JPE, Inc. for a term to expire in 2001. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

Management's nominees for directors as listed in the proxy statement were elected with the following votes:

                                     Shares                 Shares
                                   Voted "For"            "Withheld"
                                   -----------            ----------

         David E. Cole               2,699,661              31,575
         John F. Daly                2,699,661              31,575

Following the election, the Company's Board of Directors consisted of Mr. Cole, Mr. Daly, Otto Gago and Donald R. Mandich.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

          10.1 First Amendment dated August 31, 1998 to Forbearance Agreement dated August 10, 1998 among the Banks, Comerica Bank, as Agent, JPE, Inc. and its subsidiaries, filed with this report.

          10.2 Second Amendment dated September 4, 1998 to Forbearance Agreement dated August 10, 1998, as amended, among the Banks, Comerica Bank, as Agent, JPE, Inc. and its subsidiaries, filed with this report.

          10.3 Third Amendment dated September 16, 1998 to Forbearance Agreement dated August 10, 1998 as amended, among the Banks, Comerica Bank, as Agent, JPE, Inc. and its subsidiaries, filed with this report.

          10.4 Fourth Amendment dated October 1, 1998 to Forbearance Agreement dated August 10, 1998, as amended, among the Banks, Comerica Bank, as Agent, JPE, Inc. and its subsidiaries, filed with this report.

          10.5 Final Order Authorizing Postpetition Financing and Providing Adequate Protection for Plastic Trim, Inc. dated October 29, 1998.

          10.6 Final Order Authorizing Postpetition Financing and Providing Adequate Protection for Starboard Industries, Inc. dated October 29, 1998.

          10.7 Stay Bonus Agreement, dated as of September 1, 1998, between JPE, Inc. and Donna L. Bacon.

          10.8 Stay Bonus Agreement, dated as of September 21, 1998, between JPE, Inc. and James J. Fahrner.

          10.9 Stay Bonus Agreement, dated as of September 30, 1998, between JPE, Inc. and Karen A. Radtke.


     b.   Report on Form 8-K:

          On September 29, 1998, Registrant filed a report on Form 8-K reporting that two of its subsidiaries, Plastic Trim, Inc. and Starboard Industries, Inc., had filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan.

          On November 12, 1998, Registrant filed a report on Form 8-K reporting that substantially all of the assets of its wholly-owned subsidiary, Allparts, Incorporated, had been sold to R&B, Inc., on October 28, 1998.

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


Date:  November 16, 1998