Form 10-K
period 1998-12-31
JPE INC
filed 1999-04-15
CIK 884637

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Title of Class                                      Exchange on Which Registered
Common Stock                                                    ___


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price on March 15, 1999, the aggregate  market value of the
Registrant's   Common  Stock  held  by  non-affiliates  of  the  Registrant  was approximately $1,177,289.

The number of shares of the Registrant's Common Stock outstanding at March 15, 1999 was 4,602,180.

================================================================================

                                TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----

                                     PART I

1.   Business ...........................................................    3
2.   Properties .........................................................   10
3.   Legal Proceedings ..................................................   10
4.   Submission of Matters to a Vote of Security Holders ................   11


                                     PART II

5.   Market for Registrant's Common Equity and Related
      Stockholder Matters ...............................................   11
6.   Selected Financial Data ............................................   12
7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations ...............................   14
8.   Financial Statements and Supplementary Data ........................   21
9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure ...............................   46


                                    PART III

10.  Directors and Executive Officers of the Registrant .................   47
11.  Executive Compensation .............................................   50
12.  Security Ownership of Certain Beneficial Owners
      and Management ....................................................   57
13.  Certain Relationships and Related Transactions .....................   57


                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports
      on Form 8-K .......................................................   58
     Signatures .........................................................   59


                          FINANCIAL STATEMENT SCHEDULES

     JPE, Inc. and Subsidiary Financial Statement Schedules .............   60
     Exhibit Index ......................................................   62

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

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result, among other things, of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) operational difficulties encountered during the launch of major new OEM programs; (iii) the availability of funds to the Company to continue operations pending consummation of a sale or an investment in the Company and a restructuring of the Company's debt; (iv) approval of the court order for the Plans of Reorganization for the Company's subsidiaries, Starboard Industries, Inc. and Plastic Trim, Inc.; and (v) the ability to consummate a transaction which permits restructuring of the Company's debt and infusion of additional capital (see "Liquidity and Capital Resources").

GENERAL AND RECENT INFORMATION

JPE, Inc. (together with its subsidiaries, the "Company"), through its five operating subsidiaries, manufactures and distributes automotive and truck components to original equipment manufacturers ("OEMs") and to the aftermarket. During 1998 and 1997, the Company experienced financial difficulty resulting in a strategy to sell certain subsidiaries, obtain additional capital and restructure its debt.

At December 31, 1998, three of the Company's five operating subsidiaries, Plastic Trim, Inc. ("PTI"), Starboard Industries, Inc. ("Starboard") and JPE Canada Inc. ("JPEC"), were operating under court ordered protection. On September 15, 1998, PTI and Starboard filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. On August 27, 1998, the Ontario Court (General Division) Commercial List issued an order to appoint an Interim Receiver for JPEC pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. Collectively, these companies represent the Company's Trim Group. The Company's two other operating subsidiaries, Dayton Parts, Inc. ("DPI") and Industrial & Automotive Fasteners, Inc. ("IAF"), continue to operate without court protection.

On October 28, 1998, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary, Allparts, Inc. ("Allparts"), to R&B, Inc. for $10.1 million and the assumption of trade payables and accrued liabilities of $1.5 million, for a total sales price of $11.6 million. The assets of Allparts on October 28, 1998 totaled $16.6 million, resulting in a loss of $5.2 million. The net proceeds of $9.9 million were used to pay down U.S. Bank debt. This transaction was reported in the Company's Current Report on Form 8-K filed on November 12, 1998.

On February 8, 1999, under court order, the Company sold substantially all the assets of JPEC for approximately Cdn. $21.0 million, which proceeds were used to pay Canadian bank debt and other secured debt provided by a major customer. In conjunction with the sale of all of its assets, JPEC filed an assignment in bankruptcy. JPEC has no assets to pay its unsecured debt and, as such, JPEC will be dissolved. The Company has provided an unsecured guarantee in the amount of Cdn. $2.0 million for a portion of the JPEC debt. The proceeds of the sale were not sufficient to fully pay JPEC's secured lender, and the Company continues to be indebted to such lender under this guarantee in an amount of approximately Cdn. $820,000. The Company is negotiating with JPEC's secured lender to settle amounts due under the guarantee.

On March 26, 1999, the Company sold the stock of IAF for approximately $20.0 million. As part of this transaction, certain vendors of IAF agreed to accept a 30% payment for past due payables and union employees agreed to accept annuity contracts in lieu of their postretirement health care and life insurance benefit, which resulted in a forgiveness of liabilities of approximately $3.4 million. The Company will recognize a loss of approximately $4.0 million as a result of the stock sale. The $19.2 million of net proceeds of this transaction were used to pay down U.S. Bank debt.

On February 25, 1999, the Company filed Plans of Reorganization for PTI and Starboard with the United States Bankruptcy Court, pursuant to which those companies would emerge from pending Chapter 11 bankruptcy proceedings. This action is dependent on the consummation of an investment in the Company by ASC Holdings, Inc. described below. As part of the bankruptcy proceedings, unsecured creditors of PTI and Starboard would forgive 70% of their claims, which will result in a forgiveness of liabilities of approximately $4.1 million. These Plans are subject to confirmation by the Bankruptcy Court scheduled for April 16, 1999.

The Company reached an agreement in principal with ASC Holdings, Inc., pursuant to which a company to be formed would acquire common and preferred stock of the Company to initially have voting control and an economic interest of 95% of the Company. The current stockholders of the Company would retain the remaining equity in the Company, subject to further dilution of 511,353 common stock warrants, in the event of the exercise of such warrants that will be issued to the Company's bank lenders in exchange for loan concessions in excess of $12.0 million. In addition, the current stockholders of the Company, and the Company's bank group would receive warrants that would entitle them to purchase 15% of the voting power and economic interest in the Company, exercisable two years after the consummation of the ASC Holdings, Inc. investment, subject to obtaining prescribed EBITDA levels. As such, current stockholders of the Company would experience substantial dilution upon the ASC Holdings, Inc. investment, but would have the potential of increasing their aggregate percentage ownership in the future. Pursuant to the agreement in principle, ASC Holdings, Inc. would invest $18.4 million in the Company and would provide or arrange a loan to JPE in the amount of approximately $51.6 million. The Company and ASC Holdings, Inc. are continuing to negotiate the final terms and structure of the foregoing investment by ASC Holdings, Inc. which is subject to a number of conditions, including execution of a definitive agreement, approval of the bankruptcy courts having jurisdiction over PTI and Starboard and approval of the Company's bank group lenders. There can be no assurance that the parties will reach agreement on mutually satisfactory terms or that the conditions to consummating the transaction will be satisfied.

If all of the transactions described above are completed, the Company would consist of three operating subsidiaries, DPI, PTI and Starboard, with estimated 1999 annual revenues of approximately $155 million and total assets of approximately $75 million.

The following table sets forth information regarding the Company's sales in certain classes of similar products as percentages of net sales for the periods indicated.

                                                  Percentage of Net Sales(1)
                                                    Year ended December 31,
                                                ------------------------------
                                                 1996       1997       1998(2)
                                                 ----       ----       ----
OEM:
  Trim Products..........................        46.8%      54.3%      51.8%
  Fasteners..............................        16.2       13.8       14.8

Aftermarket (truck and automotive
 replacement parts):
  Heavy-duty undercarriage parts.........        30.4       25.7       27.4
  Brake systems..........................         6.6        6.2        6.0
                                                ------     ------     ------

                                                100.0%     100.0%     100.0%
                                                ======     ======     ======

(1) See also Note 15 to the Notes to Consolidated Financial Statements for additional operating segment information.

(1) Represents actual sales by all of the operating subsidiaries for 1998. Includes sales of Trim Products segment (18.7%) which have been carried as an equity investment and sales for Allparts ("Aftermarket-Brake systems") through its divestiture date of October 28, 1998.



ORIGINAL EQUIPMENT

The Company's OEM group consisted of four operations in 1998: Starboard, PTI, JPEC and IAF. Starboard manufactures and supplies luster, painted and co-extruded metallic decorative and functional exterior trim parts. PTI manufactures and supplies decorative extruded plastic exterior trim. JPEC manufactures, paints and supplies plastic injection-molded exterior trim. Starboard, PTI and JPEC supply parts directly to OEMs and to suppliers which sell to OEMs ("Tier 1 suppliers"). All of the parts supplied are utilized in automotive and light truck applications. These three companies represent the Trim Products segment.

IAF manufactures and supplies decorative, specialty and standard wheel nuts for domestic OEMs and certain Japanese transplants for use on automobiles and light trucks. In addition, IAF uses its proprietary process to manufacture stainless steel capped wheel nuts. This business represented the Fastener segment.

As previously described, JPEC and IAF have been sold in 1999 as part of the Company's restructuring.

AFTERMARKET

The Company's aftermarket group consisted of two operations in 1998: DPI and Allparts. These two businesses represent the Truck and Automotive Replacement Parts segment. DPI manufactures and distributes springs and spring-related products and distributes a variety of other undercarriage replacement parts for trucks and trailers, consisting of suspension, brake, wheel-end and steering products. Almost all of DPI's springs and spring-related products are manufactured at its plant in Harrisburg, Pennsylvania. Other products sold by DPI are purchased from third party manufacturers. DPI sells products to the truck and trailer parts independent aftermarket under the brand names "Stanley Springs," "Dayton Parts" and "BATCO."

Allparts distributes hydraulic brake system products for the independent automotive and light truck aftermarket. Allparts sold its brake parts under the brand names of "Brakeware" and "Tru-Torque." This business was sold in October 1998.

MANUFACTURING OPERATIONS

ORIGINAL EQUIPMENT

Starboard manufactures decorative exterior trim. Starboard's primary manufacturing processes include roll forming, bending, pierce and end forming, and co-extrusion of steel and PVC. Decorative and functional parts produced by Starboard are often plated, painted or heat treated by third parties before final shipment to the customer. Decorative products are utilized in fascia, body side, window trim and reveal, garnish and wheel well trim applications.

PTI manufactures extruded and injection molded plastic exterior trim products. The extruded products are manufactured primarily from PVC plastic which is extruded at high temperatures into parts of varying dimensions. The injection molded parts are produced utilizing TPO plastic compound which is injected into a product mold at high temperatures. These parts are assembled before being shipped to the customer. The parts are used primarily for decorative and styling purposes in the production of passenger cars, light trucks, minivans, and sport-utility vehicles. PTI manufactures three primary products: (1) body side moldings, which serve aesthetic and functional purposes and are affixed to the side of a vehicle; (2) reveal moldings, which surround a vehicle's windshield and backlight glass and cover the gap between the edge of the glass and the car body; and (3) bumper fascia moldings, which are bright or colored decorative inserts attached to plastic bumpers and bumper pads, and are primarily aesthetic in nature.

There is no discussion of the manufacturing operations of JPEC and IAF as these businesses have been sold.

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

MARKETING, DISTRIBUTION AND CUSTOMERS

ORIGINAL EQUIPMENT

The Company's OEM business supplies products to domestic OEMs either directly or through Tier 1 suppliers. In the year ended December 31, 1998, approximately 52% of the Company's net sales were to OEM customers. Sales to significant customers for the year ending December 31, 1998 were as follows:

                                             Actual
                                             ------

     General Motors                            29%
     Chrysler Corporation                      16%

No other OEM customer accounts for more than 10% of the Company's net sales.

The Company sells its exterior trim products through an exclusive sales agency that specializes in the Company's products. The Company and its sales agency work directly with its customers, including the three major U.S. automobile manufacturers, to design and develop products to satisfy market demands. Most of the parts the Company produces have lead times of one to four years from product award to production. The Company has been awarded new business for each of the 1999-2002 model years.

Because the Company's OEM business supplies its customers on a "just-in-time" basis, it does not currently maintain a backlog.

AFTERMARKET

The Company distributes springs and spring-related products manufactured by DPI, as well as other undercarriage replacement parts, including wheel-end products (such as brake drums, cast spoke wheels, rotors and calipers), brake hardware, suspension parts (such as hangers, bushings, shocks and suspension kits) and steering components (such as king pin sets, ball joints, drag links and tie rod ends).

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

The aftermarket business is subject to minor seasonal fluctuations, with demand for aftermarket parts tending to be higher in the second and third quarters because end-users tend to make more vehicle repairs at those times.

COMPETITION

ORIGINAL EQUIPMENT

The OEM supplier industry is highly competitive and comprised of many companies of various sizes. Demand for parts and components sold to OEMs is driven by the demand for sales of new vehicles. The Company believes that the number of such competitors will decrease in response to the OEMs' pressure for supplier consolidation. The Company's largest competitors for exterior trim include Magna International Inc., Decoma, Venture Holdings Trust, Standard Products, LDM and Guardian Industries Corp. Many of the Company's competitors are divisions or subsidiaries of companies which are substantially larger and more diversified than the Company. In addition, many of the Company's competitors have greater financial and other resources than the Company.

The Company competes for new business both at the beginning of the development of new models and upon the redesign of existing models. Competitive factors in the market for the Company's OEM products include quality, reliability, cost, timely delivery, technical expertise and development capability.

AFTERMARKET

The truck parts aftermarket in which DPI operates is highly competitive. DPI has numerous competitors. However, the product line of DPI is narrow and focuses on specific markets. There is no one competitor that dominates any product line in which DPI participates. Some of the Company's more significant competitors are Triangle Auto Spring Co. and Meritor, Inc. In addition, some of the Company's competitors are well-established truck or automotive suppliers which have greater financial and other resources than the Company. Among the primary competitive factors affecting this market are price, product fill rates, product quality, breadth of product line and customer service.

SUPPLIERS AND RAW MATERIALS

The principal raw materials used by DPI and Starboard in their manufacturing operations are various types and grades of steel, all of which are readily available. The principal raw materials used by PTI are acrylic foam tape, paint, PVC, and thermo plastic olefin (TPO) compounds, all of which are readily available.

During 1998, DPI's primary supplier of heavy and medium-duty brake drums decided to increase pricing significantly. Since the customers of DPI would not accept a price increase and DPI will not sell these products at a loss, DPI has temporarily discontinued the sale of these parts. Due to the uncertainty of the Company's future, DPI has not been able to locate a replacement source for these parts. DPI believes that these products can be supplied by offshore manufacturers. These parts represent approximately $10 million of annual sales.

INTELLECTUAL PROPERTY

The Company has a number of patents and patent applications pending in both the United States and certain foreign jurisdictions for processes related to its plastic injection molded products. Notwithstanding its patent portfolio, the Company believes that the design, quality and pricing of its products and its relations with its customers are substantially more important to its business than patent protection.

There can be no assurance that patents will be issued from any pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. The Company believes that it is not dependent to any material extent upon any one patent or group of patents.

Governmental Regulations

The Company is subject to various federal, state, provincial and local laws and regulations relating to the operation of its businesses and the manufacture of its products, including those relating to product safety guidelines; generation, handling and disposal of waste; discharge and emission controls; and protection of health and the environment. These laws include the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act in the United States, together with implementing regulations and similar state laws and regulations. In part, these laws and regulations govern the manner in which the Company handles various wastes, discharges, emissions and environmental conditions at or attributable to its operations or facilities.

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

EMPLOYEES

The Company had a total of approximately 1,550 employees on December 31, 1998, approximately 1,050 of whom were located in the United States. Approximately 604 employees were represented by labor unions, at the Company's JPEC, IAF and PTI operations. The Company will have approximately 925 employees of whom 165 are represented by labor unions following the sale of JPEC and IAF. Employees at PTI's Jamestown operations have voted to form a local under the United
Electrical, Radio & Machine Workers of America, and the first contract is currently under negotiation. This will increase the number of employees represented by labor unions by 170.


ITEM 2.   PROPERTIES

The following list indicates by location the principal manufacturing, distribution and administrative facilities of the Company following the sale of the subsidiaries previously described. All owned U.S. facilities are subject to liens under the Forbearance Agreement:

                                                             Building Size
       Primary Use                                           (Approximate       Owned
       of the Facility                    Location            Square Feet)    or Leased        Segment
       ---------------                    --------           -------------    ---------        -------
Corporate headquarters                  Ann Arbor, MI             5,200         Leased       Corporate
Manufacturing and administrative        East Tawas, MI          100,000         Owned        Trim Products
Manufacturing and administrative        Beavercreek, OH         105,000         Owned        Trim Products
Finishing and distribution              Jamestown, OH            90,000         Owned        Trim Products
Manufacturing                           Harrisburg, PA          100,000         Owned        Replacement Parts
Distribution and administrative         Harrisburg, PA          150,000         Leased       Replacement Parts


The Company's buildings, machinery and equipment are in adequate operating condition, and are suitable and adequate for current production requirements.


ITEM 3.   LEGAL PROCEEDINGS

On September 15, 1998, two of the Company's subsidiaries, PTI and Starboard, filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. PTI and Starboard have filed Plans of Reorganization with the United States Bankruptcy Court, pursuant to which they would emerge from Chapter 11 bankruptcy proceedings. These Plans of Reorganization are contingent upon consummation of an investment in the Company by ASC Holdings, Inc.
(see discussion under "General and Recent Information").

On February 8, 1999, JPEC filed an assignment in bankruptcy pursuant to the Bankruptcy and Insolvency Act of Canada in the Ontario Court (General Division) Commercial List. JPEC sold all of its assets under court order and, as such, will be dissolved by the court.

Other than the bankruptcy matters mentioned above, neither the Company nor any of its subsidiaries is a party to, nor are any of its properties the subject of, any pending legal proceedings, other than certain ordinary routine litigation incidental to their businesses, which in the opinion of management is not material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Through August 5, 1998, the Company's Common Stock traded on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol "JPEI." The Company's Common Stock continues to trade on the OTC Bulletin Board. The following table indicates the high and low sale prices for the Company's Common Stock as reported on the Nasdaq National Market or the OTC Bulletin Board for the last two years. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                             MARKET PRICE
                               -------------------------------------------

    QUARTER                          1997                      1998
    -------                          ----                      ----
                               High        Low           High        Low

    First                      $8.50      $6.75          $6.25      $4.19
    Second                      7.75       6.38           4.88       1.00
    Third                       7.69       5.44           2.75       0.31
    Fourth                      8.25       5.25           1.31       0.16


On March 15, 1999, there were approximately 136 holders of record of the Company's Common Stock and approximately 1,431 beneficial shareholders.

The Company has never declared or paid any dividends on shares of Common Stock and has no intention of declaring or paying any dividends on shares of Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the periods ended December 31, 1994, 1995, 1996, 1997 and 1998, are derived from the Company's financial statements, audited by PricewaterhouseCoopers LLP, independent accountants, and should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere in this Report on Form 10-K (the "Company's Financial Statements"). The selected financial data set forth below should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report on Form 10-K. Certain amounts from prior years have been reclassified to conform with the 1998 presentation.

                                                                        Years Ended December 31,
                                                     ------------------------------------------------------------
                                                      1994         1995         1996         1997         1998
                                                      ----         ----         ----         ----         ----
                                                                 (in thousands, except per share data)
Income statement data:
Net sales                                            $70,073     $169,202     $201,453     $287,066     $210,122
Cost of goods sold                                    51,994      134,156      166,714      246,903      186,657
                                                     -------     --------     --------     --------     --------

         Gross profit                                 18,079       35,046       34,739       40,163       23,465

Selling, general and administrative
   expenses                                           11,892       21,361       24,600       29,254       27,609

Charge for impairment of goodwill                        --           --         4,300          --           --

Charge for subsidiaries under
     court-ordered protection                            --           --           --           --        28,490

Discontinuance of stamping operations                    --           --           --         2,164          --

Loss on sale of subsidiary                               --           --           --           --         5,190

Other expense                                            --           --           --           618        1,983

Loss in affiliate companies                              --           --           --           --         1,713

Interest expense, net                                  1,029        6,456        7,225       10,464       13,085
                                                     -------     --------     --------     --------     --------

         Income (loss) before income taxes             5,158        7,229       (1,386)      (2,337)     (54,605)

Income tax expense (benefit)                           1,968        2,780          203         (194)      (1,035)
                                                     -------     --------     --------     --------     --------

         Net income (loss)                           $ 3,190     $  4,449     $ (1,589)    $ (2,143)    $(53,570)
                                                     =======     ========     ========     ========     ========

Earnings (loss) per common share
     assuming dilution                                 $ .83        $1.09       $ (.35)      $ (.47)     $(11.64)
                                                       =====        =====       ======       ======      =======

Weighted average shares outstanding
     and common stock equivalents                      3,865        4,098        4,574        4,602        4,602
                                                       =====        =====        =====        =====        =====


                                                                        Years Ended December 31,
                                                     -----------------------------------------------------------
                                                      1994         1995         1996         1997         1998(2)
                                                      ----         ----         ----         ----         ----
                                                                           (in thousands)
Balance sheet data at end of period:
     Working capital (deficit)                       $22,084     $ 39,955     $ 42,138     $(59,181)(1) $(62,815)(1)
     Total assets                                     66,492      145,229      174,725      193,215       76,974
     Long-term debt (including current
         maturities)                                  25,973       83,375      110,001        9,272 (1)       50

     Total liabilities                                40,979      108,482      138,947      159,721       97,115

     Total shareholders' equity (deficit)             25,513       36,747       35,778       33,494      (20,141)

1. Working capital and long-term debt reflect the classification of the Company's U.S. and Canadian debt arrangements of $103,875 and $84,492 outstanding as current at December 31, 1997 and 1998, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources."

2. In 1998, the Company has used the equity method of accounting for certain subsidiaries from the dates of their respective bankruptcy filings. As such, their assets and liabilities are netted into the balance sheet caption "Investment in Affiliate Companies" which totaled $14,661 at December 31, 1998. The details of assets and liabilities are shown in Notes 6 and 7 to the Consolidated Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto to assist in understanding the Company's results of operations, its financial position, cash flows, capital structure and other relevant financial information.

RECENT INFORMATION

See discussion under "General and Recent Information" under "Item 1 - Business" of this Form 10-K.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net sales for the year ended December 31, 1998 were $210.1 million compared to $287.1 million for the previous year, a decrease of 27%. The significant factors contributing to this decrease are shown in the reconciliation below (in millions of dollars).

     Sales for 1997                                                    $287.1
     Less:  Trim product sales using the equity method
             for 1998 since bankruptcy filing dates                     (48.3)
            No sales for Allparts in November and December
             of 1998 due to sale                                         (3.1)
            GM strike                                                    (8.5)
            Closure of Starboard stamping business                       (7.0)
            Reduction in JPEC sales due to lower volumes                (10.1)
                                                                       ------
     Sales for 1998                                                    $210.1
                                                                       ======

Other offsetting factors influencing sales activity for 1998 include the impact of the bankruptcy filings on sales for the truck and automotive replacement segment. The increase in sales which had been anticipated as a result of the purchase of BATCO in April of 1997 was offset by the loss in sales due to the bankruptcy filings.

Gross profit decreased to $23.5 million for the year ended December 31, 1998 compared with $40.2 million for the year ended December 31, 1997. The factors contributing to this decrease consist of the following items (in millions of dollars).

     Gross profit for 1997                                             $ 40.2
     Less:  Trim product on equity method                                (3.8)
            Lost margin due to sale of Allparts                          (1.1)
            Impact of GM strike                                          (1.0)
            Lower sales volume for JPEC                                  (1.0)
            Launch costs and other manufacturing
             inefficiencies                                              (8.0)
            Write down of PTI inventory to net
             realizable value                                            (1.8)
                                                                       ------
     Gross profit for 1998                                             $ 23.5
                                                                       ======

The launch costs and other manufacturing inefficiencies occurred in the first half of 1998 relating to the launch of the YC-7 trim program by JPEC, the GMT 800 program by PTI, and the high stress spring line at DPI. The $8 million amount also includes the impact of pricing pressures in the truck and automotive replacement parts segment as well as a product mix change at PTI as certain high margin jobs were replaced with lower margin jobs. The Company has obtained some pricing relief from the OEM's to partially offset the lower margins at PTI effective March 1, 1999.

Selling, general and administrative expenses for the year ended December 31, 1998 total $27.6 million or 13.1% of sales. This percentage is 11.8% adjusting for the impact of equity accounting for subsidiaries under court ordered protection. This compares to $29.3 million or 10.2% of sales for the year ended December 31, 1997. The increase in this percentage is partially attributable to additional bad debt expense whereby the major customers of PTI and Starboard were only required to pay 85% of their outstanding receivables at the filing date. The remaining portion of the increase is attributable to the truck and automotive replacement parts business and relates to servicing the BATCO product line which was acquired in April 1997, additional bad debt expense and to a large worker's compensation claim which was settled.

The charge for subsidiaries under court ordered protection for the year ended December 31, 1998 totaled $28.5 million. This charge related to the impairment of long-term assets in PTI, Starboard and JPEC as shown in Note 5 to the consolidated financial statements. The Company believes that the charge reduces the assets of such businesses to net realizable value in accordance with generally accepted accounting principles. This charge has no impact on the Company's cash flow. Since the bankruptcy filings, the Company has recognized the financial results of these subsidiaries on the equity method. The net loss in these affiliate companies for the period September 16, 1998 to December 31, 1998 was $1.7 million. Included in this loss are reorganization expenses for PTI and Starboard of $723,000.

On October 28, 1998, the Company completed the sale of substantially all the assets of its subsidiary, Allparts, Inc. The sales price was approximately $11.6 million, consisting of cash of $10.1 million and assumption of accounts payable and accrued liabilities of approximately $1.5 million. The assets on October 28, 1998 were approximately $16.6 million and expenses related to this transaction were $242,000, resulting in a net loss on the sale of $5.2 million.

Other expense for the year ended December 31, 1998 primarily represents costs associated with the bankruptcy filings and the Forbearance Agreement for legal, professional and financial advisors. Other expense for the year ended December 31, 1997 was primarily foreign exchange transaction losses associated with JPEC.

Interest expense for the year ended December 31, 1998 was $13.1 million compared to $10.5 million for the year ended December 31, 1997. Included in interest expense are facility fees and amendment fees of $1.4 million and $376,000 for 1998 and 1997, respectively. The additional increase in interest expense is due to higher interest rates caused by the default on the U.S. bank debt.

Income tax benefit for the year ended December 31, 1998 was $1.0 million compared to $194,000 for the year ended December 31, 1997. The Company has provided a valuation reserve of $4.2 million against net deferred taxes. JPE, Inc. has not recognized any tax benefit associated with a loss carryforward of approximately $15.0 million, of which $1.9 million relates to the Company's 1997 purchase of BATCO. This loss carryforward may be utilized to offset gains if the Company is successful in restructuring its debts as described in Note 13 to the consolidated financial statements.

The net loss for the year ended December 31, 1998 totals $53.6 million or $11.64 per share assuming dilution. The net loss for the year ended December 31, 1997 was $2.1 million or $0.47 per share assuming dilution. The change in net loss is explained by the factors described above.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net sales for the year ended December 31, 1997 were $287 million compared to $201 million for the previous year. The net sales increase of 43% is principally attributable to the full year effect of the acquisition of JPEC completed in December 1996 and the acquisition of BATCO in April 1997. For the year ended December 31, 1997, net sales for the Company were 68% to OEM customers and 32% to aftermarket customers. (See Note 15 to the consolidated financial statements for segment information.)

Gross profit increased to $40.2 million for the year ended December 31, 1997 compared with $34.7 million for the prior year. The gross margin percentages were 14.0% and 17.2% for 1997 and 1996, respectively. The decline in gross margin is a result of production difficulties at the Company's JPEC operation which was purchased out of bankruptcy in December 1996. JPEC's gross profit for 1997 was $1.5 million on sales of $61.4 million. Based on unaudited financial data for 1996, the operations of Pebra Inc. (now JPEC) would have reported a gross loss of $2.3 million on sales of $68.9 million. Excluding JPEC's results, the gross margin for 1997 would have been 17.1%. The gross margin for the Company's OEM businesses, without JPEC, in 1997 was 11.1% compared to 12.4% and 16.4% for the years ended 1996 and 1995, respectively. This gross margin percentage decline is attributable to additional production costs incurred by Starboard in connection with implementing its plan to exit the stamping business and excessive launch costs and scrap at PTI.

During the third quarter of 1997, management discontinued Starboard's stamping operations, which resulted in the resourcing of stamped parts to other third-party suppliers, the sale of Starboard's stamping assets, a reduction in the workforce and a major re-layout of Starboard's East Tawas, Michigan production facility to improve productivity of its roll-forming and co-extrusion operations. Management made this decision based on the negative impact the stamping business had on the operating results of Starboard and the OEM Trim Group as a whole. As a result of this discontinuance of stamping operations, the Company recorded a charge of $2.25 million relating to the loss on disposal of assets, employee severances and other costs directly related to the stamping business.

Selling, general and administrative expenses increased 19% to $29.3 million for the year ended December 31, 1997 compared to $24.6 million for 1996. The increase in spending is a result of the full year impact of the JPEC acquisition made in December 1996 and the acquisition of BATCO in April 1997. Selling, general and administrative expense as a percentage of sales was 10.2% and 12.2% for the years ending December 31, 1997 and 1996, respectively. The decline in this percentage is attributable to management efforts to contain costs in its Aftermarket and OEM businesses and the increasing significance of the OEM business to the Company. Amortization of goodwill for the year ended December 31, 1997 was $1.4 million versus $1.3 million for the same period in 1996. The increase in goodwill amortization expense is attributable to the acquisition of BATCO, partially offset by the reduction in goodwill due to the impairment charge recorded in 1996.

Other non-operating expense in 1997 consists principally of foreign currency transaction losses of $468,000 incurred by JPEC related to its net U.S. dollar liability position. The functional currency for JPEC is the Canadian dollar which weakened from Cdn. $1.365 to Cdn. $1.43 per U.S. dollar.

Interest expense increased to $10.5 million in 1997 compared to $7.2 million for the year ended December 31, 1996. The increase is a result of funds borrowed to finance the acquisitions of JPEC in December 1996 and BATCO in April 1997 and a slightly higher debt level as a result of capital additions to enhance existing production technologies and capabilities. The average borrowing rates for 1997 and 1996 were 8.2% and 7.8%, respectively. Interest expense includes facility fees and debt agreement amendment fees of $376,000 for 1997 compared to $293,000 for 1996.

The effective tax rate for the year ended December 31, 1997 was a benefit of 8% compared to a tax rate of 15% for the year ended December 31, 1996. The unusual tax rate relationship for 1997 is attributable to non-deductible goodwill and losses that occurred in Michigan, whose tax is not income based, which are offset by a foreign tax benefit associated with JPEC's losses. There was only a nominal foreign tax benefit in 1996.

Net loss for the year ended December 31, 1997 was $2.1 million compared to a net loss of $1.6 million for the year ended December 31, 1996. Loss per share assuming dilution for the year ended December 31, 1997 was $0.47 per share as compared to a loss per share assuming dilution of $0.35 for the same period in 1996. These changes are a result of the factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are its U.S. and Canadian credit agreements and its debtor-in-possession financing agreements for Starboard and PTI.

The Company's principal source of liquidity for its U.S. companies is the Forbearance Agreement dated August 10, 1998, as amended by First Amendment dated August 31, 1998, Second Amendment dated September 4, 1998, Third Amendment dated September 16, 1998, Fourth Amendment dated October 1, 1998, Fifth Amendment dated December 1, 1998 and Sixth Amendment dated March 26, 1999 (the "Forbearance Agreement"). The Forbearance Agreement is collateralized by all of the Company's assets, with the exception of JPEC's assets, the inventories of Starboard and PTI, and the post-petition accounts receivable of Starboard and PTI. At December 31, 1998, borrowings outstanding under the Forbearance Agreement totaled $84.5 million.

The Company's Third Amended and Restated Credit Agreement dated December 31, 1996, as amended by Amendment No. 1 dated as of April 16, 1997, Amendment No. 2 dated as of August 14, 1997 (effective June 30, 1997), Amendment No. 3 dated as of February 13, 1998 and Amendment No. 4 dated as of May 15, 1998 (the "Credit Agreement") expired on October 27, 1998.

Pursuant to the Forbearance Agreement, the lender agreed to grant certain accommodations and to forbear from taking action to collect the indebtedness outstanding under the Credit Agreement until January 1, 2000. The Forbearance Agreement provides for financing based on an asset formula with maximum borrowings ranging from a low of $86.5 million in January 1999 to a high of $89.7 million in November 1999 plus an over-formula ranging from a low of $42.7 million in November 1998 to a high of $48.2 million in December 1999. With the sale of IAF, the over-formula amount has been reduced to a low of $38.5 million in April 1999 with a maximum borrowing of $68.3 million at April 30, 1999.

During 1998, the U.S. lenders have received significant payments originating from the sale of Allparts in October 1998 in the amount of $9.9 million and from Starboard's and PTI's collection of pre-petition receivables, refinancing of inventory and other payments totaling $11.0 million. Subsequent to year end, the sale of IAF resulted in a payment of $19.2 million and additional collections have reduced the debt outstanding under the Forbearance Agreement to $67.4 million at March 31, 1999.

At December 31, 1998, Current Liabilities exceeded Current Assets by $62.8 million, reflecting the classification of the amount outstanding to the Bank Group pursuant to the Forbearance Agreement of $84.5 million as a current liability. Excluding the amount outstanding to the Bank Group pursuant to the Forbearance Agreement, working capital at December 31, 1998 would have been $21.7 million as compared to $44.7 million at December 31, 1997. The decrease in working capital also reflects the classification change for the assets and liabilities of subsidiaries being reported under the equity method of accounting. The working capital of those entities, excluding bank debt and debtor-in-possession financing, is $16.6 million. The remaining decrease in working capital is attributed to the sale of Allparts. As described in Note 19 to the consolidated financial statements and below, the Company's liquidity and capital resources are dependent on consummation of certain transactions. Cash used by operations was $1 million for the year ended December 31, 1998.

During 1997, the Company acquired all of the outstanding capital stock of BATCO for total consideration of $5.5 million plus a five year earn-out not to exceed $3.9 million based on achieving certain sales levels. The acquisition was financed from borrowings under the Credit Agreement. There was no payout in 1998 under the earn-out formula.

On December 20, 1996, JPEC entered into a Cdn. $28.7 million credit agreement with a Canadian bank (the "Canadian Credit Facility"), primarily to fund the acquisition of Pebra Inc. In addition to funding the acquisition of Pebra Inc., the Canadian Credit Facility permitted JPEC to borrow funds in the form of advances for operating requirements and capital expenditures. Repayment terms of borrowings under the facility varied based on the nature of the advance. Advances under the Canadian Credit Facility were collateralized by substantially all of the assets of JPEC. JPEC defaulted under the Canadian Credit Facility in 1998. The Canadian bank had a trustee appointed which sold substantially all of the assets of JPEC on February 8, 1999. The sale proceeds were insufficient to retire all secured debt and JPEC filed for bankruptcy, which will eliminate all unpaid debts of JPEC; however, the Company had provided a guarantee of the JPEC debt in the amount of $2.0 million to the Canadian bank. After application of the sale proceeds, the amount owed under the guarantee is approximately Cdn. $820,000. The Company is in discussions with the Canadian bank to resolve this outstanding amount.

In connection with the filing for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code for Starboard and PTI (the "debtor companies"), the debtor companies entered into separate debtor-in-possession financing agreements to provide for post-petition financing (the "DIP financing") which expires on September 15, 2000. There is a prepayment penalty of 3% of the commitment amount if the debt is paid off before September 15, 1999, unless payment is the result of a sale of debtor's assets. This debt is not shown on the Company's consolidated balance sheet as these subsidiaries are reported under the equity method.

PTI obtained DIP financing which provides for up to $21 million in asset based loans with an out-of-formula allowance not to exceed $6 million. PTI paid closing fees in the amount of $110,000 and monthly service fees of $3,500. At December 31, 1998, borrowings outstanding under PTI's DIP financing totaled $14.2 million.

Starboard obtained DIP financing which provides for up to $6 million in asset based loans with an out-of-formula allowance not to exceed $2 million. Starboard paid closing fees in the amount of $35,000 and monthly service fees of $1,000. At December 31, 1998, borrowings outstanding under Starboard's DIP financing totaled $3.9 million.

On February 18, 1999, the Company reached an agreement in principle with ASC Holdings, Inc., pursuant to which a company to be formed would acquire common and preferred stock of the Company to initially have voting control and an economic interest of 95% of the Company. The current stockholders of JPE, Inc. would retain the remaining equity in the Company, subject to further dilution of 511,353 common stock warrants, in the event of the exercise of such warrants that will be issued to the Company's bank lenders in exchange for loan concessions in excess of $12.0 million. In addition, the current stockholders of the Company and the Company's bank group would receive warrants that would entitle them to purchase 15% of the voting power and economic interest in the Company, exercisable two years after the consummation of the ASC Holdings, Inc. investment, subject to obtaining prescribed EBITDA levels. As such, current stockholders of the Company would experience substantial dilution upon the ASC Holdings, Inc. investment, but would have the potential of increasing their aggregate percentage ownership in the future. Pursuant to the agreement in principle, ASC Holdings, Inc. would invest $18.4 million in the Company and would provide or arrange a loan to JPE in the amount of approximately $51.6 million. The Company and ASC Holdings, Inc. are continuing to negotiate the final terms and structure of the foregoing investment by ASC Holdings, Inc. which is subject to a number of conditions, including execution of a definitive agreement, approval of the bankruptcy courts having jurisdiction over PTI and Starboard and approval of the Company's bank group lenders. There can be no assurance that the parties will reach agreement on mutually satisfactory terms or that the conditions to consummating the transaction will be satisfied.

PTI and Starboard have filed reorganization plans with the Bankruptcy Court that are subject to a confirmation hearing scheduled for April 16, 1999. Under these plans, PTI's and Starboard's unsecured creditors as of September 15, 1998 will be paid 30% of their pre-petition claims. This will result in a forgiveness of liabilities of approximately $4.1 million.

There can be no assurance that a transaction with ASC Holdings, Inc. can be consummated on terms that are adequate to restructure the Company's obligations to its bank group, to meet its obligations to the Canadian lender and which are satisfactory under the terms of the Reorganization Plans which remain to be approved by the Bankruptcy Court. If the transaction with ASC Holdings, Inc. is not consummated, the Company's ability to continue as a going concern is uncertain.

YEAR 2000

PTI's and Starboard's business systems require updating to become Year 2000 compliant. DPI's business system has been updated and will be Year 2000 compliant in April 1999. The Company's manufacturing operations do not rely on highly sophisticated date driven processes and, as such, compliance with Year 2000 requirements is not significant in the manufacturing area. Each of the Company's business systems is being updated or a replacement system is being purchased. The Company estimates that the total cost to be spent in 1999 to become Year 2000 compliant is approximately $355,000 relating to new hardware and software programs. In addition, there will be costs for training employees on the new systems which will be accounted for as operating expense.

The Company has also been in contact with its customers and suppliers and has requested that they complete questionnaires to determine any impact on the Company's operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of suppliers and customers on this critical matter.

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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for all fiscal quarters for all fiscal years beginning after June 15, 1999 (effective January 1, 2000 for the Company).
SFAS No. 133 is not currently applicable to the Company.

The American Institute of Certified Public Accountants' Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," is effective for fiscal years beginning after December 15, 1998 and will not have a material effect on the Company's financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    JPE, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Accountants                                           22


Consolidated Balance Sheets as of December 31,
 1997 and 1998                                                              23

Consolidated Statements of Operations and
 Comprehensive Income for the Years Ended
 December 31, 1996, 1997 and 1998                                           24

Consolidated Statements of Shareholders'
 Equity for the Years Ended December 31,
 1996, 1997 and 1998                                                        25

Consolidated Statements of Cash Flows for
 the Years Ended December 31, 1996, 1997
 and 1998                                                                   26


Notes to Consolidated Financial Statements                               27-45

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
 and Shareholders of JPE, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of JPE, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in Item 14(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 1998, current liabilities exceed current assets by $63 million which reflects the current classification of the revolving credit agreement of $84 million which has been in default since June 1998. The Company incurred net losses in 1996, 1997, and 1998 and has negative cash flow from operations of $1 million in 1998. As discussed in Notes 5, 6 and 7 to the consolidated financial statements, three of the Company's subsidiaries were under court ordered protection in 1998. As discussed in Note 19 to the consolidated financial statements, the Company has entered into a letter of intent pursuant to which a substantial investment would be made in the Company in exchange for a voting and equity interest of 95%, certain subsidiaries would concurrently emerge from bankruptcy and the Company's bank debt would be restructured subject, in each case, to the satisfaction of several conditions. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ PricewaterhouseCoopers LLP
    --------------------------

April 1, 1999

                                    JPE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 at December 31,
                    (amounts in thousands, except share data)
                                     ASSETS
                                                  1997              1998
                                                  ----              ----
Current assets:
 Cash and cash equivalents                      $     29          $    394
 Accounts receivable, net of
  allowance for doubtful accounts
  of $374 and $684 at December 31,
  1997 and 1998, respectively                     37,997            12,151
 Inventory                                        39,412            18,572
 Other current assets                              8,375             1,413
                                                --------          --------

     Total current assets                         85,813            32,530

Investment in affiliate companies                    --             14,661
Property, plant and equipment, net                72,981            20,963
Goodwill, net                                     31,962             7,458
Other assets                                       2,459             1,362
                                                --------          --------

     Total assets                               $193,215          $ 76,974
                                                ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt              $105,402          $ 84,492
 Short term debt                                   7,723               --
 Accounts payable                                 25,219             8,273
 Accrued liabilities                               6,336             1,931
 Income taxes                                        314                14
 Loan guaranty                                       --                635
                                                --------          --------

     Total current liabilities                   144,994            95,345

Deferred income taxes                              3,804               157
Other liabilities                                  1,651             1,563
Long-term debt, non-current                        9,272                50
                                                --------          --------

     Total liabilities                           159,721            97,115
                                                --------          --------

Commitments and contingencies                        --                --

Shareholders' equity:
 Preferred stock, no par value,
  3,000,000 authorized, no shares
  issued and outstanding                             --                --
 Common stock, no par value,
  15,000,000 authorized, 4,602,180
  issued and outstanding at December 31,
  1997 and 1998                                   28,051            28,051
 Accumulated other comprehensive loss               (271)             (336)
 Retained earnings (accumulated deficit)           5,714           (47,856)
                                                --------          --------

     Total shareholders' equity (deficit)         33,494           (20,141)
                                                --------          --------

         Total liabilities and
          shareholders' equity                  $193,215          $ 76,974
                                                ========          ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                        for the years ended December 31,
                  (amounts in thousands, except per share data)
                                                 1996          1997          1998
                                                 ----          ----          ----
Net sales                                      $201,453      $287,066      $210,122

Cost of goods sold                              166,714       246,903       186,657
                                               --------      --------      --------

  Gross profit                                   34,739        40,163        23,465

Selling, general and
 administrative expenses                         24,600        29,254        27,609

Charge for subsidiaries under
 court ordered protection                           --            --         28,490

Charge for impairment of goodwill                 4,300           --            --

Loss on sale of Allparts, Inc.                      --            --          5,190

Discontinuance of stamping operations               --          2,164           --

Other expenses                                      --            618         1,983

Affiliate companies' losses                         --            --          1,713
                                               --------      --------      --------

Income (loss) before interest and taxes           5,839         8,127       (41,520)

Interest expense, net                             7,225        10,464        13,085
                                               --------      --------      --------

  Loss before taxes                              (1,386)       (2,337)      (54,605)

Income tax expense (benefit)                        203          (194)       (1,035)
                                               --------      --------      --------

  Net loss                                     $ (1,589)     $ (2,143)     $(53,570)
                                               ========      ========      ========

Other comprehensive expense
  Foreign currency translation adjustment           --           (271)          (65)
                                               --------      --------      --------

Comprehensive loss                             $ (1,589)     $ (2,414)     $(53,635)
                                               ========      ========      ========


Basic loss per common share                      $ (.35)       $ (.47)      $(11.64)
                                                 ======        ======       =======

Weighted average shares outstanding               4,574         4,602         4,602
                                                  =====         =====         =====

Loss per common share
 assuming dilution                               $ (.35)       $ (.47)      $(11.64)
                                                 ======        ======       =======

Weighted average shares outstanding
 and common stock equivalents                     4,574         4,602         4,602
                                                  =====         =====         =====

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         for the years ended December 31
                    (amounts in thousands, except share data)
                                                                 Accumulated
                                         Common Stock               Other
                                       Shares                   Comprehensive   Retained
                                    Outstanding      Amount         Loss        Earnings         Total
                                    -----------      ------     -------------   --------         -----
Balances, January 1, 1996            4,473,930      $27,301           --        $  9,446       $ 36,747

  Employee Stock Plan                  108,550          410                                         410

  Tax benefit from exercised
   stock options                                        210                                         210

  Net loss                                                                        (1,589)        (1,589)
                                     ---------      -------        ------       --------       --------

Balances, December 31, 1996          4,582,480       27,921           --           7,857         35,778

  Employee Stock Plan                   19,700           77                                          77

  Options granted for
   consulting services                                   25                                          25

  Tax benefit from exercised
   stock options                                         28                                          28

  Foreign currency translation
   adjustment                                                        (271)                         (271)

  Net loss                                                                        (2,143)        (2,143)
                                     ---------      -------        ------       --------       --------

Balances, December 31, 1997          4,602,180       28,051          (271)         5,714         33,494

  Foreign currency translation
   adjustment                                                         (65)                          (65)

  Net loss                                                                       (53,570)       (53,570)
                                     ---------      -------        ------       --------       --------

Balances, December 31, 1998          4,602,180      $28,051        $ (336)      $(47,856)      $(20,141)
                                     =========      =======        ======       ========       ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                             (amounts in thousands)
                                                       1996            1997            1998
                                                       ----            ----            ----
Cash flows from operating activities:
  Net loss                                           $ (1,589)       $ (2,143)       $(53,570)
  Depreciation and amortization                         7,416          10,412           8,669
  Loss on sale of Allparts, Inc.                          --              --            5,190
  Discontinuance of stamping operations                   --            2,250             --
  Write-down of assets related to subsidiaries
   under court ordered protection                         --              --           31,855
  Charge for impairment of goodwill                     4,300             --              --
  Disposal of property and equipment                       98           1,296             --
  Affiliate companies' losses                             --              --            1,713
   Adjustments to reconcile net loss to net
    cash provided by (used for)
    operating activities:
      Changes in operating assets and
       liabilities:
         Accounts receivable                             (936)         (9,109)          8,020
         Inventory                                        729          (1,322)          3,586
         Other current assets                          (1,534)          1,898           1,072
         Accounts payable                               2,487           4,260          (5,254)
         Accrued liabilities and income taxes          (1,168)         (4,140)          1,095
         Deferred income taxes                            257             620          (3,487)
                                                     --------        --------        --------

           Net cash provided by (used for)
            operating activities                       10,060           4,022          (1,111)
                                                     --------        --------        --------

Cash flows from investing activities:
  Acquisition of Pebra Inc. (JPE Canada Inc.)         (21,662)            --              --
  Purchase of property and equipment                  (13,150)        (13,172)         (3,071)
  Cash proceeds from sale of property and
   equipment                                              --            1,200             --
  Acquisition of Brake, Axle and Tandem
   Company                                                --           (5,518)            --
  Purchase of patent                                   (1,466)            --              --
  Cash proceeds from sale of Allparts, Inc.               --              --            9,891
  Cash received from equity investees                     --              --           11,037
                                                     --------        --------        --------

           Net cash provided by (used for)
            investing activities                      (36,278)        (17,490)         17,857
                                                     --------        --------        --------

Cash flows from financing activities:
  Sale of common stock                                    410             102             --
  Repayments of other debt                            (10,100)         (1,727)           (427)
  Net borrowings (payments) under
   revolving loan                                      19,270          11,675         (19,389)
  Net borrowings under Canadian
   credit facility                                     17,456           1,059           3,983
  Borrowings (repayments) under
   capital lease                                          --            1,555            (195)
  Tax benefit from options                                210              28             --
                                                     --------        --------        --------

           Net cash provided by (used for)
            financing activities                       27,246          12,692         (16,028)
                                                     --------        --------        --------

  Effect of currency translation on cash                  --             (511)           (353)
                                                     --------        --------        --------

Cash and cash equivalents:
  Net increase (decrease) in cash                       1,028          (1,287)            365
  Cash, beginning of period                               288           1,316              29
                                                     --------        --------        --------
  Cash, end of period                                $  1,316        $     29        $    394
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

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of JPE, Inc. (the "Company"), and its wholly-owned subsidiaries, Dayton Parts, Inc. ("Dayton Parts"), Allparts, Inc. ("Allparts"), SAC Corporation ("Starboard"), Industrial & Automotive Fasteners, Inc. ("IAF"), Plastic Trim, Inc. ("PTI") and JPE Canada Inc. ("JPEC"), from the dates of acquisition (the "Acquisitions"), December 31, 1992, July 31, 1994, September 30, 1994, February 28, 1995, March 31, 1995,
     and December 23, 1996, respectively. During the third quarter of 1998, three of the Company's subsidiaries were placed under court ordered protection. On September 15, 1998, PTI and Starboard filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern Division of Michigan. On August 27, 1998, the Ontario Court (General Division) Commercial List issued an order to appoint an Interim Receiver for JPEC pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. Under these conditions, generally accepted accounting principles do not allow the Company to consolidate these subsidiaries from the dates of their respective filings. The Company has utilized the equity method of accounting in preparing the financial statements for the year ended December 31, 1998. All significant intercompany accounts and transactions with the consolidated subsidiaries have been eliminated in the preparation of the consolidated financial statements.

     BUSINESS - JPE, Inc. is a manufacturer and distributor of automotive and truck components for the original equipment manufacturers and the replacement parts markets principally in North America. Total sales for the year ended December 31, 1998 were approximately 41% for trim products, 18% for fasteners and 41% to the replacement parts markets, excluding sales of trim products by subsidiaries that are being accounted for using the equity method.

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

     FOREIGN CURRENCY TRANSLATION - Transaction gains and losses arising from the settlement of foreign currency transactions and the increase or decrease in recorded functional currency amounts are charged to the related period's statement of operations. Included in other expense are foreign currency transaction losses of $91 and $468 in 1998 and 1997, respectively. Translation adjustments arising from the translation of foreign subsidiary financial statements are recorded as a separate component of stockholders' equity and as other comprehensive income or loss.

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

     GOODWILL - Costs in excess of net assets of acquired companies are amortized over 25 years using the straight-line method. Accumulated amortization at December 31, 1997 and 1998 was $3,699 and $1,032, respectively. The recoverability of goodwill is evaluated annually.

     DEFERRED FINANCING COSTS - Deferred financing costs associated with borrowings are being amortized over their respective periods. Accumulated amortization at December 31, 1997 and 1998 was $466 and $563, respectively. At December 31, 1998, all deferred financing costs have been fully amortized to expense.

     EARNINGS PER COMMON SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In accordance with the pronouncement, basic earnings per share is computed by dividing earnings by the sum of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes common stock equivalents (options and warrants) outstanding during the year. Common stock equivalents would increase the weighted average shares outstanding by 12,058, 4,439 and 28,034 shares, respectively, for the years ended December 31, 1996, 1997 and 1998. These shares are not included in the computation in any year there is a loss.

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

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


2.   INVENTORY:

     Inventory consisted of the following at December 31:

                                                 1997             1998
                                                 ----             ----

     Raw materials                              $15,211          $ 1,606
     Work in process and components               2,435            1,411
     Finished goods                              19,309           13,291
     Tooling                                      2,457            2,264
                                                -------          -------

                                                $39,412          $18,572
                                                =======          =======


3.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following at December 31:

                                                 1997             1998
                                                 ----             ----

     Land                                       $ 2,838          $ 1,123
     Buildings                                   15,967            4,823
     Machinery and equipment                     68,978           24,345
     Furniture and fixtures                       5,866            4,338
                                                -------          -------
                                                 93,649           34,629
        Less accumulated depreciation           (20,668)         (13,666)
                                                -------          -------

                                                $72,981          $20,963
                                                =======          =======


4.   ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following at December 31:

                                                 1997             1998
                                                 ----             ----

     Accrued compensation                       $ 1,254          $   415
     Accrued interest                               817              767
     Accrued employee benefits                    1,458              193
     Accrued taxes                                  566               20
     Other                                        2,241              536
                                                -------          -------

                                                $ 6,336          $ 1,931
                                                =======          =======

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


5.   CHARGES FOR SUBSIDIARIES UNDER COURT ORDERED PROTECTION:

     During the third quarter of 1998, three of JPE's subsidiaries were placed under court ordered protection. On September 15, 1998, PTI and Starboard filed voluntary petitions for relief under Chapter 11 of the Federal
     Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. On August 27, 1998, the Ontario Court (General Division) Commercial List issued an order to appoint an Interim Receiver for JPEC pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. JPE has applied the accounting treatment of various Financial Accounting Standards to write down the assets of these subsidiaries to their estimated net realizable value. The following adjustments were recorded to these balance sheet accounts:

                                    PTI         Starboard       JPEC          Total
                                    ---         ---------       ----          -----
     Goodwill                     $13,222        $5,333           --         $18,555
     Fixed assets                   8,000           --            --           8,000
     Accounts receivable            1,156           350           --           1,506
     Inventory                      1,759           --            --           1,759
     Patents                          --            --         $1,300          1,300
     Loan guarantee                   --            --            635            635
     Other assets                     --            --            100            100
                                  -------        ------        ------        -------

        Total                     $24,137        $5,683        $2,035        $31,855
                                  =======        ======        ======        =======

     These charges have been reflected on the income statement in the following captions:

     Cost of sales                $ 1,759            --           --         $ 1,759
     Selling, general and
      administrative                1,156        $  350        $  100          1,606
     Charge for subsidiaries
      under court ordered
      protection                   21,222         5,333         1,935         28,490
                                  -------        ------        ------        -------

        Total                     $24,137        $5,683        $2,035        $31,855
                                  =======        ======        ======        =======


6.   INVESTMENT IN U.S. AFFILIATE COMPANIES:

     JPE's subsidiaries, PTI and Starboard, are debtors-in-possession under Chapter 11 of the Federal Bankruptcy Code. Under these conditions, generally accepted accounting principles do not allow the Company to consolidate these subsidiaries from the date of filing their voluntary petitions with the Bankruptcy Court. On February 25, 1999, both subsidiaries filed a Plan of Reorganization and Disclosure Statement with the Court. These plans are subject to confirmation by the Bankruptcy Court scheduled for April 16, 1999. If the plans are approved, these two subsidiaries will emerge from Chapter 11. Note 19 describes details of the plans in conjunction with a proposed investment into JPE.

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


6.   INVESTMENT IN U.S. AFFILIATE COMPANIES, CONTINUED:

     The Investment in U.S. affiliate companies on the Consolidated Balance Sheet at December 31, 1998 is comprised of the following (amounts in thousands):

                                                       PTI           Starboard          Total
                                                       ---           ---------          -----
     Cash                                            $   196          $   522          $   718
     Receivables                                      12,176            3,992           16,168
     Inventory                                         5,322              514            5,836
     Other current assets                                353            1,370            1,723
     Property, plant and equipment, net               16,228            4,356           20,584
                                                     -------          -------          -------
          Total Assets                               $34,275          $10,754          $45,029
                                                     -------          -------          -------

     Liabilities not subject to compromise:
       Current liabilities
         Accounts payable                            $   260          $   272          $   532
         Accrued liabilities                           1,729              875            2,604
         Other liabilities                               100              368              468
       Debtor-in-possession financing                 14,194            3,874           18,068
     Liabilities subject to compromise                 4,566            1,270            5,836
                                                     -------          -------          -------
          Total Liabilities                          $20,849          $ 6,659          $27,508
                                                     -------          -------          -------

               Net Equity                            $13,426          $ 4,095          $17,521
                                                     =======          =======          =======


     The results of operations for these subsidiaries since their filing date has been recorded on the equity method. Summarized statements of operations from September 16, 1998 to December 31, 1998 are as follows (amounts in thousands):

                                                       PTI           Starboard          Total
                                                       ---           ---------          -----
     Sales                                           $22,658          $ 6,422          $29,080
     Cost of sales                                    20,924            5,241           26,165
                                                     -------          -------          -------
     Gross profit                                      1,734            1,181            2,915
     Selling, general and
      administrative expense                           1,936              328            2,264
     Other reorganization expenses                       386              337              723
                                                     -------          -------          -------
     Income (loss) before interest
      and taxes                                         (588)             516              (72)
     Interest expense                                    319               81              400
                                                     -------          -------          -------
     Income (loss) before taxes                         (907)             435             (472)
     Income tax expense (benefit)                        (20)              88               68
                                                     -------          -------          -------
     Net income (loss)                               $  (887)         $   347          $ (540)
                                                     =======          =======          =======

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


7.   INVESTMENT IN JPE CANADA INC.:

     At December 31, 1998, JPE Canada Inc. ("JPEC") was under the control of an Interim Receiver appointed pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. The duties of the Interim Receiver included commencing the process of realizing value of the assets for the benefit of The Bank of Nova Scotia, the secured lender. On December 8, 1998, The Bank of Nova Scotia, the Interim Receiver, General Motors Corporation and General Motors of Canada Limited entered into an agreement to sell substantially all the assets of JPEC to the Ventra Group, Inc. This agreement required that JPEC make an assignment in bankruptcy prior to closing. On February 8, 1999, JPEC filed an assignment in bankruptcy with the Ontario Court (General Division) Commercial List and substantially all the assets of JPEC were sold for approximately $13.7 million. The secured bank loans of JPEC were approximately $14.8 million at closing. The balance sheet and income statement for JPEC have been recorded on the equity method from the appointment of the Interim Receiver on August 27, 1998. The unpaid liabilities of JPEC at closing will be eliminated through the bankruptcy proceeding, resulting in a gain of approximately $2.9 million to be recognized in the first quarter of 1999.

     The following is a summary of JPEC's Balance Sheet at December 31, 1998 and Statement of Operations from August 28 to December 31, 1998 (amounts in thousands):

     Receivables                                            $ 4,390
     Inventory                                                3,709
     Other assets                                               703
     Fixed assets                                            14,839
                                                            -------
          Total Assets                                       23,641
                                                            -------

     Bank debt                                               19,251
     Accounts payable                                         5,421
     Accrued liabilities                                      1,085
     Other liabilities                                          744
                                                            -------
          Total Liabilities                                  26,501
                                                            -------

          Net Deficit                                       $(2,860)
                                                            =======

     Sales                                                  $19,194
     Cost of sales                                           18,304
                                                            -------
     Gross profit                                               890
     Selling, general and administrative expense                709
     Other expense                                            1,082
                                                            -------
     Loss before interest and taxes                            (901)
     Interest expense                                           342
                                                            -------
     Loss before taxes                                       (1,243)
     Tax benefit                                                 70
                                                            -------

          Net Loss                                          $(1,173)
                                                            =======

                                  JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


8.   SALE OF ALLPARTS, INC.:

     On October 28, 1998, JPE sold substantially all of the assets of its wholly-owned subsidiary, Allparts, Inc., to R&B, Inc. for $10.1 million and the assumption of trade payables and accrued liabilities of $1.5 million, for a total sales price of $11.6 million. The expenses related to this transaction totaled $0.2 million. The assets of Allparts, Inc. on October 28, 1998 totaled $16.6 million. The loss on the sale of Allparts, Inc. was $5.2 million. The net proceeds of $9.9 million were used to pay down U.S. Bank debt.


9.   SUBSEQUENT EVENT - SALE OF IAF:

     On March 26, 1999, JPE sold the stock of IAF to MacLean-Fogg Corporation for $20.0 million. The sale agreement required certain vendors to compromise their accounts receivable from IAF to 30% of the outstanding balance and union employees to accept annuity contracts in lieu of their postretirement health care and life insurance benefits. JPE will record a gain in the first quarter of 1999 for the forgiveness of these liabilities of approximately $3.4 million, offset by a loss on the sale of stock of approximately $4.0 million. The net proceeds of $19.2 million were used to pay down U.S. Bank debt.


10.  FINANCING:

     JPE is in default under its credit agreement with its U.S. bank group. JPE has a Forbearance Agreement under which the lender agreed to grant certain accommodations and to forbear until January 1, 2000. This Agreement provides financing based on an asset formula. The Forbearance Agreement is collateralized by all of the Company's assets, with the exception of JPEC's assets, the inventories of Starboard and PTI, and the post-petition accounts receivable of Starboard and PTI. At December 31, 1998, the borrowings under the Forbearance Agreement totaled $84.5 million. This Agreement provides continued financing for the Company and its subsidiaries that have not filed for bankruptcy. The Agreement provides that any proceeds from pre-petition inventory and receivables will be used to permanently reduce debt under the Forbearance Agreement. From their filing date to December 31, 1998, these subsidiaries made total payments of approximately $11 million. In addition, under the Bankruptcy Court order, any sale of pre-petition collateral other than inventory and receivables will first reduce debt under the Forbearance Agreement for PTI of $8.4 million and Starboard of $3.6 million and then be used to reduce post-petition debt, with any remaining proceeds to be applied to debt under the Forbearance Agreement subject to certain offsets. At December 31, 1998, the Company has classified the amount owed on the Forbearance Agreement as current portion of long-term debt.

     PTI and Starboard have post-petition loans as provided by a financing order, which are collateralized by post-petition receivables and inventories. The debtor-in-possession financing agreements provide for up to $21 million for PTI and up to $6 million for Starboard with interest at 8.75%. These debt instruments are reflected on the consolidated balance sheet through investment in affiliate companies (see Note 6).

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


10.  FINANCING, CONTINUED:

     At December 31, 1997, the Company had borrowings consisting of the following:

                                                              December 31, 1997
                                                              -----------------
     Revolving credit agreement with banks due
     October 1998.                                                $103,875

     Credit agreement between JPE Canada Inc.
     and a Canadian bank                                            16,422

     Other                                                           2,100
                                                                  --------

          Total Debt                                              $122,397
                                                                  ========

     At December 31, 1997 and 1998, the average effective borrowing rate was 8.2% and 9.75%, respectively. The credit agreement provides for a facility fee which is payable quarterly in arrears. Facility and amendment fees were $293 in 1996, $376 in 1997, $1,440 in 1998, and are included as interest expense.


11.  STOCK OPTIONS AND WARRANTS:

     The Company has granted certain officers, directors, key employees and consultants stock options under the 1993 Stock Incentive Plan for Key Employees of JPE, Inc. The options granted under this plan give the bearer the right to purchase stock at a fixed price, determined at the date of grant.

     Under the JPE Stock Incentive Plan for Key Employees (the "Plan"), the total number of shares of common stock that may be granted is 732,608. The Plan provides that shares granted come from the Company's authorized but unissued common stock and that the price of the options granted qualifying as incentive options will not be less than 100 percent of the fair market value of the shares on the date of the grant. Substantially all options that have been granted under the Plan vest equally over a four year period and expire on various dates, typically ten years after the date of grant.

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


11.  STOCK OPTIONS AND WARRANTS, CONTINUED:

     Information regarding the Plan, the prior plan and the JPE Director Stock Option Plan for 1996, 1997 and 1998 is as follows:

                                                                Weighted                          Weighted
                                                                Average                           Average
                                                                Exercise          Options         Exercise
                                                   Shares        Price           Exercisable       Price
                                                   ------       --------         -----------      --------
     Balance, January 1, 1996                      649,578       $10.26           191,198          $ 6.33

     Options exercised                            (108,550)      $ 3.78
     Options terminated and expired               (597,418)       11.24
     Options granted                               537,000         7.67
                                                   -------
     Balance, December 31, 1996                    480,610       $ 7.61           168,981          $ 8.26

     Options exercised                             (19,700)      $ 3.87
     Options terminated and expired               (130,910)        9.07
     Options granted                                86,750         7.09
                                                   -------
     Balance, December 31, 1997                    416,750       $ 7.22           178,500          $ 7.25

     Options exercised                                 --           --
     Options terminated and expired               (243,250)      $ 6.86
     Options granted                               359,000         1.59
                                                   -------
     Balance, December 31, 1998                    532,500       $ 3.58           187,188          $ 6.86
                                                   =======


                                                           1996               1997               1998
                                                           ----               ----               ----
     Options available for grant at end of year             294,640            323,814            200,108
     Option price range at end of year                 $3.26-$13.50       $6.625-$8.00        $0.30-$8.00
     Option price range for exercised shares            $3.26-$4.01        $3.26-$7.25                --
     Weighted average grant date fair value
      of options granted                                      $4.44              $3.61              $0.66
     Weighted average remaining contractual
      life                                                  8 years          7.5 years          8.5 years


     On December 16, 1996, the Company elected to reprice 415,000 of the outstanding options to the then fair market value of $7.25.

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


11.  STOCK OPTIONS AND WARRANTS, CONTINUED:

     During 1994, the Company granted warrants to purchase 100,000 shares of common stock at $9.50 per share. The warrants were exercisable on the grant date and expire ten years from the date of grant.

     The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant date for awards in 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have changed to the pro forma amounts indicated below:

                                                                  1996             1997            1998
                                                                  ----             ----            ----
     Net loss - as reported                                     $(1,589)         $(2,143)        $(53,570)
     Net loss - pro forma                                       $(1,810)         $(2,380)        $(53,336)

     Loss per share assuming dilution - as reported               $(.35)           $(.47)         $(11.64)
     Loss per share assuming dilution - pro forma                 $(.40)           $(.52)         $(11.59)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998: dividend yield of 0%; expected volatility of 56%; risk-free interest rate of 6.3%; and expected lives of 6 years.

     The pro forma disclosures may not be representative of the effects on reported net income and earnings per share because only stock options granted beginning in 1995 are reflected in the pro forma amounts. Other factors that may impact pro forma disclosures in future years include the vesting period of stock options, timing of additional grants and number of additional shares granted.


12.  EMPLOYEE BENEFIT PLANS:

     The Company has several different defined contribution plans consisting of a 40l(k) plan and profit sharing plans which cover substantially all U.S. based non-union employees. The Company's contribution is discretionary. The charges to operations for the years ended December 31, 1996, 1997 and 1998 were $1,639, $1,258 and $567, respectively.

     The Company contributes to a multiemployer defined benefit plan for the IAF employees covered under its collective bargaining agreement. This plan is composed of hundreds of different participating employers and many international and local unions. Pension benefits are determined on a formula basis which recognize length of service and benefit units. One benefit unit is credited for each 1,800 hours of service in covered employment. The Company has charged to expense $122, $151 and $176 for the years ended December 31, 1996, 1997 and 1998, respectively.

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


12.  EMPLOYEE BENEFIT PLANS, CONTINUED:

     The Company also provides health care and life insurance benefits for the union employees of IAF. These employees become eligible for benefits if they qualify for retirement while working for the Company. The following table presents the plan's status at December 31:

                                                    1997                1998
                                                    ----                ----

     Accumulated postretirement
      benefit obligation                          $(1,368)            $  (964)

     Unrecognized prior service cost                  --                 (403)

     Unrecognized net loss (gain)                     119                 (48)
                                                  -------             -------

     Recorded accumulated postretirement
      benefit obligation                          $(1,249)            $(1,415)
                                                  =======             =======


     The following table presents net periodic benefit cost for the year ended December 31:

                                                  1996        1997        1998
                                                  ----        ----        ----

     Service cost                                 $117        $171        $128
     Interest cost                                  72          95          77
     Amortization of prior service cost            --          --          (24)
                                                  ----        ----        ----

     Net periodic benefit cost                    $189        $266        $181
                                                  ====        ====        ====

     The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.0% and 6.5% in 1997 and 1998, respectively. The assumed annual health care cost trend rate was 8.0% and 7.5% for 1997 and 1998, respectively, decreasing to 5% in 2001. A one percentage point increase in the assumed health care cost trend rate would have increased the 1998 accumulated postretirement cost by $51 and would have increased the accumulated postretirement benefit obligation by $203. On March 26, 1999, the Company sold the stock of IAF, and this liability was forgiven by the union in exchange for annuity contracts to be provided by the new owner.

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


13.  INCOME TAXES:

     Income tax expense (benefit) at December 31, 1996, 1997 and 1998 is as follows:

                                                     1996            1997            1998
                                                     ----            ----            ----
     Income (loss) before income tax:
       U.S.                                        $(1,301)        $    63         $(48,544)
       Foreign                                         (85)         (2,400)          (6,061)
                                                   -------         -------         --------
                                                    (1,386)         (2,337)         (54,605)

     Current payable (refundable):
       Federal                                     $  (395)           (456)            (366)
       State                                           378             333              441
       Foreign                                         --               43              (19)
                                                   -------         -------         --------
     Total current payable (refundable)                (17)            (80)              56
                                                   -------         -------         --------

     Deferred:
       Federal                                          96             606           (1,649)
       State                                           157              88             (283)
       Foreign                                         (33)           (808)             841
                                                   -------         -------         --------
     Total deferred                                    220            (114)          (1,091)
                                                   -------         -------         --------

         Total income tax expense (benefit)        $   203         $  (194)        $ (1,035)
                                                   =======         =======         ========


     The 1996, 1997 and 1998 provision for income taxes differs from the amount of income tax determined by applying the statutory U. S. federal income tax rate to pretax income as a result of the following:

                                                                   1996           1997           1998
                                                                   ----           ----           ----
     Statutory U. S. federal tax rate                              (34%)          (34%)          (34%)
     State taxes, net of federal tax benefit                        26             12             --
     Non-deductible write-off of equity investment                  10             --             --
     Goodwill amortization                                          14             10             --
     Foreign tax rate in excess of U.S. federal tax rate            --              2             --
     Establishment of valuation reserve                             --             --             32
     All other                                                      (1)             2             --
                                                                   ----           ----           ----

        Effective tax rate                                          15%           ( 8%)          ( 2%)
                                                                   ====           ====           ====

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


13.  INCOME TAXES, CONTINUED:

     Deferred income taxes reflect the estimated future tax effect of temporary differences between the amount of the assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. At December 31, 1998, the Company's taxable net operating loss carryover amounted to $15.0 million of which $1.9 million relates to the Company's 1997 purchase of BATCO. The Company's utilization of this net operating loss carryover is limited to future years' taxable income. A valuation reserve at 100% was provided against net deferred tax assets to reflect the Company's limited use of net operating loss carryovers and future tax deductions for U.S. Federal tax purposes. At December 31, 1997 and 1998, deferred tax assets and liabilities are as follows:

                                                       1997             1998
                                                       ----             ----
     Deferred tax assets:

      Goodwill                                        $   827          $   780
      Inventory                                           551              527
      Allowance for doubtful accounts                     243              380
      Employee benefits                                   800              522
      AMT tax credit                                      357               78
      Net operating loss                                1,461            2,904
      All other                                           117              275
      Patents                                             --               442
                                                      -------          -------
     Total deferred tax assets                          4,356            5,908
                                                      -------          -------

     Deferred tax liabilities:

      Property and equipment                            5,065            1,819
      LIFO inventory                                      183              --
      Accrued liabilities                                 274              --
                                                      -------          -------
     Total deferred tax liabilities                     5,522            1,819
                                                      -------          -------

     Net deferred tax assets (liabilities)             (1,166)           4,089

     Valuation reserve                                    --            (4,164)
                                                      -------          --------

     Net deferred tax liabilities                     $(1,166)         $   (75)
                                                      =======          =======

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


14.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Selected cash payments and noncash activities for the years ended December 31, 1996, 1997 and 1998 were as follows:

                                              1996        1997         1998
                                              ----        ----         ----


     Cash paid for interest                  $6,780      $10,226      $12,978
     Cash paid for income taxes                  83          535          275

     Noncash investing and
      financing activities:
        Increase in fixed assets for
         revised allocation of purchase
         price of JPE Canada                    --         2,070          --


15.  SEGMENT INFORMATION:

     In 1998, JPE, Inc. adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company manages and reports its operating activities under three segments: Trim Products, Fasteners, and Truck and Automotive Replacement Parts. The Trim Products segment consists of decorative and functional exterior trim sold to Original Equipment Manufacturers ("OEM's"). Fasteners are decorative, specialty and standard wheel nuts sold to the OEM's and to the replacement market. The Truck and Automotive Replacement Parts segment consists of heavy-duty vehicle undercarriage parts and brake systems for the automotive industry. JPE, Inc. sold its brake systems segment during 1998 (see Note 8). In 1999, JPE, Inc. also sold a portion of its Trim Products segment (see Note 7) and its Fasteners segment (see Note 9).

     The accounting policies for the segments are the same as those presented in
     Note 1. There are no inter-segment sales and management does not allocate interest or corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on Operating Income. Segment profit (loss) is defined as sales minus cost of goods sold and selling, general and administrative expenses. Other items relate to non-recurring transactions, such as bankruptcy-related transactions or sales of portions of segments.

     Information by operating segment is summarized below:

                                           Trim                            Replacement
                                         Products          Fasteners          Parts             Total
                                         --------          ---------       -----------          -----
     Sales to unaffiliated customers
       1998                              $ 85,671           $38,342          $86,109          $210,122
       1997                               155,964            39,527           91,575           287,066
       1996                                94,197            33,805           73,451           201,453

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


15.  SEGMENT INFORMATION, CONTINUED:

                                           Trim                            Replacement
                                         Products          Fasteners          Parts             Total
                                         --------          ---------       -----------          -----
     Segment profit (loss)
       1998                              $ (8,218)          $ 1,460          $ 5,509          $ (1,249)
       1997                                 3,677             1,473            8,706            13,856
       1996                                 6,456              (400)           6,698            12,754

     Other charges
       1998                              $ 26,704           $    58          $ 5,243          $ 32,005
       1997                                 2,782               --               --              2,782
       1996                                   --              4,300              --              4,300

     Affiliate companies' losses
       1998                              $  1,713               --               --           $  1,713
       1997                                   --                --               --                --
       1996                                   --                --               --                --

     Depreciation and amortization
       1998                              $  4,744           $ 1,574          $ 1,996          $  8,314
       1997                                 6,305             1,624            2,165            10,094
       1996                                 3,797             1,540            1,875             7,212

     Segment assets
       1998                                   -- *          $23,479          $37,642          $ 61,121
       1997                               104,661            24,368           60,771           189,800
       1996                               102,012            24,930           42,123           169,065

     Expenditures for segment assets
       1998                              $  1,613           $   458          $   994          $  3,065
       1997                                 8,963             1,543            8,099            18,105
       1996                                31,050             2,295            1,324            34,669

     * Trim Products segment is being recognized through Investment in Affiliates of $14,661. Total assets for the Trim Products segment at December 31, 1998 were $68,671.

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


15.  SEGMENT INFORMATION, CONTINUED:

     A reconciliation of segment profit (loss) for reportable segments to consolidated loss before taxes is as follows:

                                           1996           1997           1998
                                           ----           ----           ----

     Segment profit (loss)               $ 12,754       $ 13,856       $ (1,249)
     Other charges                         (4,300)        (2,782)       (32,005)
     Equity net loss                          --             --          (1,713)
     Corporate expense                     (2,615)        (2,947)        (2,895)
     Costs related to bankruptcy
      and forbearance agreements              --             --          (3,658)
     Interest expense                      (7,225)       (10,464)       (13,085)
                                         --------       --------       --------

     Loss before taxes                   $ (1,386)      $ (2,337)      $(54,605)
                                         ========       ========       ========

     A reconciliation of segment assets to consolidated assets is as follows:

                                           1996           1997           1998
                                           ----           ----           ----

     Segment Assets                      $169,065       $189,800       $ 61,121
     Corporate Assets                       5,660          3,415          1,192
     Investment in Affiliates                 --             --          14,661
                                         --------       --------       --------
                                         $174,725       $193,215       $ 76,974
                                         ========       ========       ========


     The Company's sales to individual customers in excess of 10% of total revenue were:

                                           1996           1997           1998
                                           ----           ----           ----

     General Motors Corporation            36%            44%            29%
     Chrysler Corporation                  14%            11%            16%

     The Company had export sales of approximately $26.5, $29.0 and $29.2 million, principally to Canada and Central America, for the years ended December 31, 1996, 1997 and 1998, respectively. The Company operates in the North American geographic area.

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


16.  ACQUISITIONS:

     On April 16, 1997, DPI acquired all of the issued and outstanding capital stock of Brake, Axle and Tandem Company ("BATCO"). This acquisition has been accounted for as a purchase. The purchase price of $5,518 was allocated to the assets acquired and liabilities assumed. The values of the assets acquired and liabilities assumed with the purchase of BATCO were based on the fair values at the date of acquisition. In 1998, BATCO was merged into DPI with no change of assets or liabilities from this transaction.

     The value of assets and liabilities assumed for the purchase of BATCO was comprised of the following on April 16, 1997.

                                                              BATCO
                                                              -----

     Accounts receivable and other assets                    $ 2,020
     Inventory                                                 1,770
     Property, plant and equipment                               293
     Goodwill                                                  6,263
     Deferred tax asset                                          653
                                                             -------

          Total                                               10,999

     Accounts payable and accrued
      expenses                                                (5,481)
                                                             -------
          Total, net                                         $ 5,518
                                                             =======


     The following unaudited pro forma summary for the year ended December 31, 1997 assumes that the acquisition of BATCO had occurred on January 1, 1997. The significant adjustments relate to the inclusion of amortization of goodwill, an increase in interest expense based on an increase in long-term obligations, and the related income tax effects.

                                                               1997
                                                               ----

     Revenues                                                $292,576
     Operating profit                                           8,474
     Loss before income taxes                                  (2,769)
     Net loss                                                  (2,393)

     Loss per common share - assuming dilution                 ($0.52)

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


17.  GOODWILL IMPAIRMENT:

     During the third quarter of 1996, management identified that a significant change had occurred in the product mix of its IAF subsidiary since its purchase in March 1995. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management recorded a $4.3 million impairment writedown of the goodwill associated with the acquisition of IAF. The goodwill was originally valued at $6.8 million when IAF was acquired and, subsequent to the adjustment, had a net unamortized carrying value of approximately $2.1 million as of December 31, 1996. The writedown of $4.3 million was calculated based on the then estimated fair market value of the IAF business of $21.3 million.


18.  DISCONTINUANCE OF STAMPING OPERATIONS:

     During the third quarter of 1997, management discontinued the production of Starboard's stamping operations. This resulted in resourcing the stamped parts to other third-party suppliers, the sale of Starboard's stamping assets, reducing the workforce and a major re-layout of Starboard's East
     Tawas, Michigan production facility to improve productivity of its roll-forming and co-extrusion operations. Management made this decision based on the negative impact the stamping business had on the operating results of Starboard and the OEM Trim Group as a whole. As a result of this discontinuance of stamping operations, the Company recorded a charge of $2.25 million relating to the loss on disposal of assets, employee severances and other costs directly related to the stamping business.

                                    JPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


19.  SUBSEQUENT EVENT - RESTRUCTURING OF JPE, INC.:

On February 18, 1999, the Company reached an agreement in principle with ASC Holdings, Inc., pursuant to which a company to be formed would acquire common and preferred stock of the Company to initially have voting control and an economic interest of 95% of the Company. The current stockholders of JPE, Inc. would retain the remaining equity in the Company, subject to further dilution of 511,353 common stock warrants, in the event of the exercise of such warrants that will be issued to the Company's bank lenders in exchange for loan concessions in excess of $12.0 million. In addition, the current stockholders of the Company and the Company's bank group would receive warrants that would entitle them to purchase 15% of the voting power and economic interest in the Company, exercisable two years after the consummation of the ASC Holdings, Inc. investment, subject to obtaining prescribed EBITDA levels. As such, current stockholders of the Company would experience substantial dilution upon the ASC Holdings, Inc.
     investment, but would have the potential of increasing their aggregate percentage ownership in the future. Pursuant to the agreement in principle, ASC Holdings, Inc. would invest $18.4 million in the Company and would provide or arrange a loan to JPE in the amount of approximately $51.6 million. The Company and ASC Holdings, Inc. are continuing to negotiate the final terms and structure of the foregoing investment by ASC Holdings, Inc. which is subject to a number of conditions, including execution of a definitive agreement, approval of the bankruptcy courts having jurisdiction over PTI and Starboard and approval of the Company's bank group lenders. There can be no assurance that the parties will reach agreement on mutually satisfactory terms or that the conditions to consummating the transaction will be satisfied.

     PTI and Starboard have filed reorganization plans with the Bankruptcy Court that are subject to a confirmation hearing scheduled for April 16, 1999. Under these plans, PTI's and Starboard's unsecured creditors as of September 15, 1998 will be paid 30% of their pre-petition claims. This will result in a forgiveness of liabilities of approximately $4.1 million.

     JPE, Inc. would consist of three manufacturing facilities, Dayton Parts, Inc., Plastic Trim Inc. and Starboard Industries, Inc., with 1999 annual revenues of approximately $155 million and total assets of approximately $75 million. The forgiveness of bank debt would be recognized as a gain in the second quarter of 1999. This transaction and the ASC investment is expected to increase Shareholders' Equity to approximately $10 million.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
         ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Directors
                                    ---------
                                                                                           Percent of
                                                                                         Total Shares of
                                                                        Shares of          Common Stock
                                       Positions and Offices           Common Stock       of the Company
                                         with the Company              Beneficially        Beneficially        Term
                                             and Other                  Owned as of         Owned as of         to
Name of Director               Age     Principal Occupations          March 15, 1999      March 15, 1999      Expire
----------------               ---     ---------------------          --------------     ---------------      ------
Richard P. Eidswick (1)(2)     62    Chairman of the Board and            90,000                1.9            2000
(September 1998)                     Director of the Company;
                                     Partner in Arbor Partners,
                                     LLC

Richard R. Chrysler (3)        56    President, Chief Executive              --                  *             2000
(November 1998)                      Officer and Director of the
                                     Company

David E. Cole (4)              60    Director of the Company;              3,000                 *             2001
(May 1997)                           Director of Office for the
                                     Study of Automotive
                                     Transportation at University
                                     of Michigan's Transportation
                                     Research Institute


Otto Gago (5)                  63    Director of the Company              37,462                 *             2000
(May 1993)                           Thoracic and Cardiovascular
                                     Surgeon

                            Other Executive Officers
                            ------------------------

James J. Fahrner (6)           47    Executive Vice President and         78,250                1.7             --
                                     Chief Financial Officer

All Directors and
Executive Officers as a
Group (5 persons) (7)                                                    208,712                4.5


*    Less than 1%.

(1) Consists of (a) 40,000 shares owned by Mr. Eidswick jointly with his wife and (b) 50,000 shares held in Mr. Eidswick's individual retirement account. Does not include 4,100 shares held in Mrs. Eidswick's individual retirement account.

(2) Does not include 50,000 shares subject to stock options exercisable on the earlier of January 1, 2000 or the month end at which the Company reports a positive net worth for such month.

(3) Does not include 200,000 shares subject to stock options exercisable on the earlier of January 1, 2000 or the month end at which the Company reports a positive net worth for such month.

(4) Consists of (a) 500 shares owned by Dr. Cole jointly with his wife and (b) 2,500 shares subject to stock options exercisable within 60 days of March 15, 1999.

(5) Consists of (a) 27,962 shares held in Dr. Gago's individual retirement account and (b) 9,500 shares subject to stock options exercisable within 60 days of March 15, 1999. Does not include (a) 215,627 shares held by Dr. Gago's wife and (b) 15,000 shares held by a charitable foundation established by Dr. and Mrs. Gago.

(6) Consists of (a) 3,000 shares owned by a trust of which Mr. Fahrner is trustee and a beneficiary and (b) 75,250 shares subject to stock options exercisable within 60 days of March 15, 1999.

(7) Includes 87,250 shares subject to stock options exercisable within 60 days of March 15, 1999 by the Company's directors and executive officers as a group.


                        Information Relating to Directors
                        ---------------------------------

     Following each director's name is a brief account of his business experience during the past five years.

Richard P. Eidswick
-------------------

     Mr. Richard P. Eidswick has been a Managing Director of Arbor Partners, LLC, a venture capital firm, since 1997. Mr. Eidswick founded Network Express in 1990 and served as that company's President and CEO until its sale in 1996. Mr. Eidswick is a director of Steeplechase Software, Inc.; CMS Technologies and Genitor Corporation. Mr. Eidswick became a Director of the Company and Chairman of the Board in September 1998.

Richard R. Chrysler
-------------------

     Mr. Richard R. Chrysler has been President and Chief Executive Officer of the Company since November 1998. Prior to joining the Company, he was president of R.C.I., a worldwide supplier of automotive and electronic related components. Mr. Chrysler also served as a member of the U.S. House of Representatives from 1994 to 1996. Mr. Chrysler became a Director of the Company in November 1998.

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

     During the fiscal year ended December 31, 1998, the Board of Directors of the Company held twenty-six meetings.


                               Executive Officers
                               ------------------

The current executive officers of the Company are identified below. Officers are appointed by the Board of Directors and serve at its discretion.

Name                       Age        Position

Richard R. Chrysler        56         President, Chief Executive Officer
                                       and Director
James J. Fahrner           47         Executive Vice President and Chief
                                       Financial Officer


Richard R. Chrysler has been President, Chief Executive Officer and a Director of the Company since November 1998. Prior to joining the Company, Mr. Chrysler was president of R.C.I., a worldwide supplier of automotive and electronic related components. Mr. Chrysler also served as a member of the U.S. House of Representatives from 1994 to 1996.

James J. Fahrner has been Executive Vice President and Chief Financial Officer of the Company since November 1998. He has been with the Company since June 1995, serving as Vice President and Chief Financial Officer from June 1995 to May 1997, as Senior Vice President and Chief Financial Officer from May 1997 to January 1998, and as Executive Vice President - OEM Group of the Company from January 1998 to November 1998. From November 1990 until June 1995, Mr. Fahrner served as Vice President-Chief Financial Officer, Treasurer of Gelman Sciences Inc., a manufacturer of microfiltration products.


                  Section 16(a) Beneficial Ownership Compliance
                  ---------------------------------------------

     Section 16(a) of the Securities and Exchange Act of 1934 generally requires the Company's Directors and Executive Officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission and, prior to August 1998, the Nasdaq Stock Market, Inc. initial reports of ownership and reports of changes in ownership of common stock of the Company. Directors, Executive Officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the 1998 fiscal year, all Section 16(a) filing requirements applicable to its Directors, Executive Officers and 10% owners were met.

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

     In recognition of the added responsibilities of overseeing the restructuring and/or sale of the Company, Richard P. Eidswick, Chairman of the Board of Directors, is a party to a consulting agreement, dated November 9, 1998, with the Company pursuant to which he will be paid the sum of $4,166.67 per month, plus reimbursement of expenses, for these duties. The agreement may be terminated by either party upon not less than seven days' notice. In connection with the consulting agreement, Mr. Eidswick was also granted options to purchase 50,000 shares of the Company's Common Stock under the JPE, Inc. 1993 Stock Incentive Plan at an exercise price equal to the fair market value of the Company's Common Stock on the date of such grant. The options vest on the earlier of January 1, 2000 or the month end at which the Company's financial reporting for such month reports a positive net worth.


                           Summary Compensation Table
                           --------------------------

     The following table sets forth information for the fiscal years ended December 31, 1996, 1997 and 1998 concerning compensation of the Company's Chief Executive Officer and each of the Company's executive officers whose total annual salary and bonus exceeded $100,000 in 1998:

                                                                                                 Long-Term
                                                                                               Compensation
                                        Annual Compensation                                       Awards
                                        -------------------                                    ------------
                             Fiscal                                         Other Annual       Stock Option          All Other
Name and Position             Year       Salary (1)          Bonus        Compensation (2)      Shares (#)        Compensation (3)
-----------------            ------      ----------          -----        ----------------      ----------        ----------------
Richard R. Chrysler (4)       1998        $ 36,112            -0-               --               200,000              -0-
 President, Chief
 Executive Officer
 and Director

James J. Fahrner              1998        $201,877            -0- (5)           --               30,000             $5,425
 Executive Vice               1997         160,563            -0-               --                 -0-               9,550
 President and                1996         153,125          $40,000             --               95,000 (6)          9,250
 Chief Financial
 Officer

John Psarouthakis (7)         1998        $177,089            -0-               --                 -0-              $6,875
 Former Chairman of           1997         250,008            -0-               --                 -0-               9,550
 the Board, President         1996         233,333          $50,000             --              110,000 (8)          9,250
 Chief Executive
 Officer and Director

Donna L. Bacon (9)            1998        $191,877            -0-               --               40,000             $5,450
 Former Executive             1997         165,988            -0-               --                 -0-               9,550
 Vice President,              1996         152,500          $40,000             --               75,000 (10)          9,250
 Secretary and
 General Counsel

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

(4) Mr. Chrysler was hired on November 9, 1998 as President, Chief Executive Officer and Director at an annual salary of $250,000.

(5) Mr. Fahrner was entitled to a $175,000 payment under his Stay Bonus Agreement at December 31, 1998 which has been deferred to June 30, 1999 as described below.

(6) Includes options to purchase 25,000 shares of the Company's Common Stock that were canceled in connection with the December 16, 1996 repricing of options. See "Ten-Year Option/SAR Repricings" below.

(7) Dr. Psarouthakis resigned as Chairman of the Board, President, Chief Executive Officer and Director of the Company effective September 11, 1998.

(8)  Represents  options  granted as replacement  options in connection with the
     December  16,  1996   repricing  of  options.   See  "Ten-Year   Option/SAR
     Repricings" below.

(9) Ms. Bacon resigned as Executive Vice President, Secretary and General Counsel of the Company effective as of December 15, 1998.

(10) Includes options to purchase 15,000 shares of the Company's Common Stock that were canceled in connection with the December 16, 1996 repricing of options. See "Ten-Year Option/SAR Repricings" below.

     Stay Bonus Agreement
     --------------------

     James J. Fahrner and Registrant entered into a Stay Bonus Agreement pursuant to which Mr. Fahrner is entitled to receive a stay bonus of $525,000 payable upon the earlier of (i) December 31, 1998 (in the amount of ($175,000 followed by two additonal equal installments on dates certain ending on January 1, 2000), and (ii) the occurrence of any of the following: (x) the completion of Registrant's debt restructuring, (y) the emergence of Reistrant from a bankruptcy proceeding, or (z) a change of control (as defined in the Stay Bonus Agreement). Mr. Fahrner has agreed that if the December 31, 1998 installment is paid by June 30, 1999 in the total amount of $175,000, he will waive any claim for the balance under the Stay Bonus Agreement. See Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1998 and Exhibit 10.44 to this Form 10-K.


     Aggregated Option Exercises in the Last Fiscal Year
     and Fiscal Year End Option Values
     ---------------------------------------------------

     The following table sets forth information concerning (i) each exercise of stock options during the fiscal year ended December 31, 1998 by each named executive officer of the Company and (ii) the value of unexercised stock options held by such persons as of December 31, 1998:

                                                                                                  Value of
                                                                                                Unexercised
                                                                      Number of                 In-the-Money
                                                                 Unexercised Options             Options at
                                  Shares                         at December 31, 1998        December 31, 1998
                                 Acquired          Value             Exercisable/               Exercisable/
Name                           on Exercise       Realized           Unexercisable            Unexercisable (1)
----                           -----------       --------        --------------------        -----------------
Richard R. Chrysler                 --              --                  0/200,000                $0/40,000
James J. Fahrner                    --              --              60,250/38,750                      0/0
John Psarouthakis                   --              --                        0/0                      0/0
Donna L. Bacon (2)                  --              --                   66,750/0                      0/0

(1) In calculating the value of unexercised in-the-money options at December 31, 1998, the Company used a market value of $0.50 per share, the closing price for shares of Common Stock on the OTC Bulletin Board on December 31, 1998.

(2)  These options terminated March 15, 1999 and were not exercised.


     Option Grants in Last Fiscal Year
     ---------------------------------

     The following table sets forth information concerning grants of stock options to the Company's named executive officers during the fiscal year ended December 31, 1998:

                        Option Grants in Last Fiscal Year
                                         % of Total                                      Potential Realizable Value
                                          Options                                        at Assumed Annual Rates
                       Number of         Granted to      Exercise                       of Stock Price Appreciation
                        Options         Employees in     Price Per     Expiration           For Option Term (3)
Name                    Granted          Fiscal Year     Share (1)      Date (2)          5%              10%
----                   ---------        ------------     ---------     ----------         --              ---
Richard R. Chrysler    200,000 (4)          56%           $0.3000       11/9/08        $ 37,733        $ 95,625

James J. Fahrner        30,000 (5)           8%           $5.1875       1/21/08        $ 97,871        $248,026

Donna L. Bacon          40,000 (5)          11%           $5.1875       1/21/08        $130,496        $330,702

(1) The exercise price is to be paid in full in cash or, with the consent of the Compensation Committee, in Common Stock or by a promissory note payable to the order of the Company which is acceptable to the Compensation Committee.

(2) The options may expire earlier in certain circumstances such as the executive's death or permanent disability or the termination of his employment with the Company.

(3) The dollar amounts under these columns assume a compounded annual market price increase for the underlying shares of Common Stock from the date of grant to the end of the option term of 5% and 10%. This format is prescribed by the Commission and is not intended to forecast future appreciation of shares of Common Stock. The actual value, if any, an executive may realize will depend on the excess of the market price for shares of Common Stock on the date the option is exercised over the exercise price. Accordingly, there is no assurance that the value realized by an executive will be at or near the value estimated above. Potential Realizable Value is not calculated for options that were replaced during the fiscal year ended December 31, 1996.

(4) The options become exercisable on the earlier of January 1, 2000 or the month end at which the Company's financial reporting for such month reports a positive net worth.

(5) The options become exercisable as to up to 25% of the underlying shares of Common Stock on the first anniversary date of the date of grant and 25% each year thereafter.

     Ten-Year Option/SAR Repricings
     ------------------------------

     On December 16, 1996, the Board of Directors of JPE, Inc. acknowledged the effort that would be required from its key employees to implement changes at the Company's operations and to effect a successful turnaround of Pebra Inc., that was acquired on December 23, 1996. The Board of Directors determined that the most effective and economical method to motivate and reward such employees would be to reprice all outstanding options of then current, active employees. Therefore, the Board of Directors approved an option exchange for then current, active employees entitling such employees to cancel their outstanding options in exchange for new options with an exercise price of $7.25 per share, the fair market value of the Company's stock on the date of exchange. The new options were subject to the same vesting schedule as the canceled options, including the same vesting commencement date, with the same termination date; provided that if the canceled option was an incentive stock option, it became a non-qualified option.

                          By the JPE, Inc. Board of Directors

                                                                                                       Length of
                                     Number of         Market                                          Original
                                     Securities       Price of         Exercise                       Option Term
                                     Underlying       Stock at         Price at                        Remaining
                                      Options/         Time of         Time of                        at Date of
                                        SARs          Repricing       Repricing          New           Repricing
                                      Repriced           or               or           Exercise           or
      Name              Date         or Amended       Amendment       Amendment          Price         Amendment
      ----              ----         ----------       ---------       ---------        --------       -----------
James J. Fahrner      12/16/96         30,000          $7.25            $14.00           $7.25        8.58 years
                                       15,000           7.25             10.50            7.25        8.92 years
                                       15,000           7.25              9.875           7.25        9.67 years
                                       10,000           7.25              7.75            7.25        9.92 years

John Psarouthakis     12/16/96         20,000           7.25             12.65            7.25        1.92 years
                                       23,678           7.25             11.55            7.25        3.92 years
                                       66,322           7.25             10.50            7.25        8.92 years

Donna L. Bacon        12/16/96         30,000           7.25             10.75            7.25        7.83 years
                                       15,000           7.25             10.50            7.25        8.92 years
                                       15,000           7.25              7.75            7.25        9.92 years


     Tax Deductibility of Executive Compensation
     -------------------------------------------

     During 1993, Section 162(m) of the Internal Revenue Code was enacted to limit the corporate deduction for compensation paid to each of the five most highly compensated executive officers of a publicly-held corporation to $1 million per year, unless certain requirements are met. The Compensation Committee has reviewed the impact of this legislation on the Company's executive compensation plans and concluded that this legislation should not apply to limit the deduction for executive compensation paid by the Company in 1998.

     Report of Compensation Committee
     --------------------------------

     The report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not be deemed filed under such Acts.

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

     Chief Executive Officer Compensation
     ------------------------------------

     The compensation of the Chief Executive Officer is determined based upon the same criteria as are used for other executive officers. The Chief Executive Officer does not participate in the approval of his own compensation, but does participate in the discussion of the Company's performance and makes recommendations concerning the compensation of executives reporting to him.

                                  By the Compensation Committee

                                  Richard P. Eidswick
                                  David E. Cole
                                  Otto Gago



     Compensation Committee Interlocks and Insider Participation
     -----------------------------------------------------------

     The Company's Compensation Committee was established in May 1993 and currently consists of Messrs. Eidswick, Cole and Gago. None of these directors has ever been an officer or employee of the Company or any of its subsidiaries.


     Stock Performance Graph
     -----------------------

     The following table compares the cumulative return since December 31, 1993 on a hypothetical investment in JPE, Inc. (JPEI), the Nasdaq National Market (U.S.) Index and other motor vehicle equipment manufacturers and distributors. The stock price performance shown on the graph is not necessarily indicative of future price performance.

                COMPARISON OF 50 MONTH CUMULATIVE TOTAL RETURN*
               Among JPE, Inc., The Nasdaq Stock Market-US Index
                                and a Peer Group
                            12/31/93    12/31/94    12/31/95    12/31/96    12/31/97    12/31/98
                            --------    --------    --------    --------    --------    --------
JPE, Inc.                     100          78          80          58          45           4

Peer Group                    100          65          58          78          81          81

Nasdaq Stock Market (U.S.)    100          98         138         170         208         294

* $100 invested on 12/31/93 in stock or Index - including reinvestment of dividends. Fiscal year ending December 31.

     Assumes $100 invested on December 31, 1993 in JPE, Inc., Nasdaq National Market (U.S.) Index and other motor vehicle equipment manufacturers and distributors (APS Holding Corp., Excel Industries, Hahn Automotive Warehouse, MascoTech, Inc., Simpson Industries, Inc., Standard Products Co. and Tower Automotive), weighted for market capitalization.

     Total  return  equals  price   appreciation   plus  dividends  and  assumes
reinvestment of dividends.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information relating to the beneficial ownership of outstanding shares of Common Stock by each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock as of March 15, 1998:

                                           Shares Beneficially Owned
                                           -------------------------
Name and Address                                                    Percent
of Beneficial Owner                    Number                     of Class (3)
-------------------                    ------                     ------------
Dr. John Psarouthakis (1)            683,012 (2)                      14.8%
c/o Ferguson & Widmayer, P.C.
538 N. Division
Ann Arbor, Michigan 48104

(1) Former Chairman of the Board, President, Chief Executive Officer and a Director of the Company.

(2) Consists of (a) 643,012 shares owned by a trust of which Dr. Psarouthakis is trustee and a beneficiary and (b) 40,000 shares held by a charitable foundation established by Dr. Psarouthakis.

(3) On March 15, 1998, the Company had issued and outstanding 4,602,180 shares of Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES And Reports on Form 8-K

     (a)  Listing of Documents

          (1)  Financial Statements

               The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1997 and 1998, and for the years ended December 31, 1996, 1997 and 1998, consist of the following:

               o  Report of Independent Accountants
               o  Consolidated Balance Sheets
               o  Consolidated Statements of Operations and Comprehensive Income
               o  Consolidated Statements of Shareholders' Equity
               o  Consolidated Statements of Cash Flows
               o   Notes to Consolidated Financial Statements

          (2)  Financial Statement Schedule

               The financial statement schedule of the Company appended hereto, as required for the years ended December 31, 1996, 1997 and 1998, consists of the following:

               VIII.  Valuation and Qualifying Accounts

          (3)  Exhibits

               See Exhibit Index.


     (b)  Reports on Form 8-K

          On November 12, 1998, Registrant filed a report on Form 8-K reporting that substantially all of the assets of its wholly-owned subsidiary, Allparts, Incorporated, had been sold to R&B, Inc., on October 28, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on April 15, 1999 by the undersigned, thereunto duly authorized.

                                    JPE, INC.

                                    By: /s/ Richard R. Chrysler
                                        -------------------------------
                                        Richard R. Chrysler
                                        President, Chief Executive Officer
                                        and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Richard P. Eidswick            Chairman of the Board          April 15, 1999
------------------------------     and Director
    Richard P. Eidswick


/s/ Richard R. Chrysler            President, Chief Executive     April 15, 1999
------------------------------     Officer and Director
    Richard R. Chrysler            (Principal Executive Officer)


/s/ James J. Fahrner               Executive Vice President       April 15, 1999
------------------------------     and Chief Financial Officer
    James J. Fahrner               (Principal Financial Officer
                                   and Principal Accounting
                                   Officer)


/s/ David E. Cole                  Director                       April 15, 1999
------------------------------
    David E. Cole


/s/ Otto Gago                      Director                       April 15, 1999
------------------------------
    Otto Gago

                                    JPE, INC.

                          FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION



The schedule, as required, for the years ended December 31, 1996, 1997 and 1998:

                                                                           Page
                                                                           ----

 VIII.     Valuation and Qualifying Accounts                                61

                                    JPE, INC.

                       SCHEDULE VIII - VALUATION ACCOUNTS
              for the years ended December 31, 1996, 1997 and 1998

Column A                              Column B                Column C              Column D              Column E
--------                              --------       -----------------------        --------              --------
                                      Balance at     Charges to     Charges                               Balance
                                      Beginning      Costs and      to Other                              at End
Description                           of Period      Expenses       Accounts        Deductions            of Period
-----------                           ---------      --------       --------        ----------            ---------
Accounts receivable, allowance
 for doubtful accounts:

 January 1, 1996 through
  December 31, 1996                   $369,000       $  104,000     $    --         $  (211,000)          $262,000
                                      ========       ==========     ========        ===========           ========

 January 1, 1997 through
  December 31, 1997                   $262,000       $  165,000     $160,000        $  (213,000)          $374,000
                                      ========       ==========     ========        ===========           ========

 January 1, 1998 through
  December 31, 1998                   $374,000       $1,951,000     $ (3,000)       $(1,638,000)(1)       $684,000
                                      ========       ==========     ========        ===========           ========

1. The adjustment in Column D is to reduce the valuation account for Starboard and PTI allowance for doubtful accounts that is recognized under the equity method of accounting utilized for these subsidiaries.

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

     2.7 Asset Purchase Agreement, dated as of August 28, 1998, by and between R&B, Inc. and Allparts, Inc., incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated November 12, 1998.

     2.8 Amendment No. 1, dated October 15, 1998, to Asset Purchase Agreement, dated as of August 28, 1998, by and between R&B, Inc. and Allparts, Inc., incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated November 12, 1998.

     2.9 Agreement dated December 8, 1998 between The Bank of Nova Scotia, Ventra Group Inc., General Motors Corporation, General Motors of Canada Limited and Grant Thornton Limited, filed with this report.

    2.10 Stock Purchase Agreement dated as of March 26, 1999 by and among JPE, Inc., Industrial & Automotive Fasteners, Inc. and MacLean Acquisition Company, filed with this report.

     3.1  Articles of Incorporation, incorporated by reference to Exhibit 3.1 to
          the  Registrant's   Registration  Statement  on  Form  S-1  (File  No.
          33-68544).

     3.2  Bylaws, amended as of February 5, 1999, filed with this report.

       4 Form of Certificate for Shares of the Common Stock, incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.1  Shareholder  Agreement (Conformed Copy),  incorporated by reference to
          Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.2 Indemnification Agreement dated September 1, 1993, between the Registrant and Dr. John Psarouthakis, incorporated by reference to
          Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.3 Indemnification Agreement dated September 1, 1993, between the Registrant and Dr. Otto Gago, incorporated by reference to Exhibit
          10.8 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.4 Indemnification Agreement dated September 1, 1993, between the Registrant and John F. Daly, incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.5 Indemnification Agreement dated September 1, 1993, between the Registrant and Donald R. Mandich, incorporated by reference to Exhibit
          10.10 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.6 JPE, Inc. Warrant to Purchase Common Stock issued by the Registrant in favor of Roney & Co., incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544). Pursuant to its terms, the foregoing Warrant was surrendered and exchanged for substitute Warrants identical to the foregoing Warrant in all respects except for the name of the substitute Warrant holder and the number of shares of the Registrant's Common Stock for which the substitute Warrants are exercisable, which terms are as follows:

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


    10.7 Exclusive Distributor Agreement dated December 31, 1992, between Dayton Walther Corporation ("DWC") and Dayton Parts, incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.8 Exclusive Distributor Agreement dated December 31, 1992, between DWC and Dayton Parts, incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

    10.9 Letter Agreement dated December 31, 1992, from Kelsey-Hayes Company to JPE Acquisition I, Inc. (now known as Dayton Parts), incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

   10.10 Lease Agreement dated May 3, 1993, between Central Storage & Transfer Company of Harrisburg, Inc. ("CSTCH") and Dayton Parts, as amended by First Addendum to Lease dated May 3, 1993, between CSTCH and Dayton Parts, incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

   10.11  JPE, Inc. 1993 Stock  Incentive  Plan for Key  Employees,  as amended,
          incorporated   by  reference   to  Exhibit  28  to  the   Registrant's
          Registration Statement on Form S-8 (File No. 33-92236).

   10.12 Form of JPE, Inc. Warrant to purchase an aggregate of 100,000 shares of Common Stock at $9.50 per share issued by the Registrant in favor of the sellers of SAC Corporation, incorporated by reference to
          Exhibit  4.a. to the  Registrant's  Form 8-K dated  December 28, 1994.

   10.13 Third Amendment to JPE, Inc. 1993 Stock Incentive Plan for Key Employees, incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

  *10.14  JPE, Inc.  Director  Stock Option Plan,  incorporated  by reference to
          Exhibit 28 to the Registrant's Registration Statement on Form S-8 (File No. 33-93328).

   10.15 Form of Indemnification Agreement dated February 8, 1995, between the Registrant and Donna L. Bacon, incorporated by reference to Exhibit
          10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

   10.16 Form of Indemnification Agreement between the Registrant and James J. Fahrner, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

   10.17 Form of Indemnification Agreement between Registrant and C. William Mercurio, incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

   10.18 Third Amended and Restated Credit Agreement dated as of December 31, 1996, by and among Comerica Bank, other participants and JPE, Inc. (the "Credit Agreement"), incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

   10.19 Credit Agreement dated as of December 20, 1996 between JPE Canada Inc. and The Bank of Nova Scotia, incorporated by reference to Exhibit
          10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

   10.20 Form of Indemnification Agreement between the Registrant and David E. Cole, filed, incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

   10.21 Amendment 1 dated April 16, 1997 to the Credit Agreement, incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form
          10-K for the year ended  December  31, 1997.

   10.22 Amendment 2 dated August 14, 1997, effective June 30, 1997, to the Credit Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

   10.23  Amendment  3  dated  February  13,  1998  to  the  Credit   Agreement,
          incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

   10.24 Amendment 4 and Limited Waiver, dated as of May 15, 1998, to the Credit Agreement, incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

   10.25 Letter Agreement (the "Forbearance Agreement"), dated August 10, 1998 among the Banks, Comerica Bank, as Agent, JPE, Inc. and its subsidiaries, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

   10.26  First  Amendment  dated  August  31,  1998 to  Forbearance  Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

   10.27 Second Amendment dated September 4, 1998 to Forbearance Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

   10.28 Third Amendment dated September 16, 1998 to Forbearance Agreement, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

   10.29 Fourth Amendment dated October 1, 1998 to Forbearance Agreement, incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

   10.30 Final Order Authorizing Postpetition Financing and Providing Adequate Protection for Plastic Trim, Inc. dated October 29, 1998, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

   10.31 Final Order Authorizing Postpetition Financing and Providing Adequate Protection for Starboard Industries, Inc. dated October 29, 1998, incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

  *10.32 Executive Severance Agreement dated February 20, 1998 between Registrant and Donna L. Bacon, incorporated by reference to Exhibit
          10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

  *10.33 Amendment No. 1, dated May 21, 1998, to Executive Severance Agreement between Registrant and Donna L. Bacon, incorporated by reference to
          Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

  *10.34 Executive Severance Agreement dated February 20, 1998 between Registrant and James J. Fahrner, incorporated by reference to Exhibit
          10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

  *10.35 Amendment No. 1, dated May 21, 1998, to Executive Severance Agreement between Registrant and James J. Fahrner, incorporated by reference to
          Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

  *10.36 Stay Bonus Agreement, dated as of September 1, 1998, between JPE, Inc. and Donna L. Bacon, incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

  *10.37 Stay Bonus Agreement, dated as of September 21, 1998, between JPE, Inc. and James J. Fahrner, incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

  *10.38 Stay Bonus Agreement, dated as of September 30, 1998, between JPE, Inc. and Karen A. Radtke, incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

   10.39 Fifth Amendment, dated December 1, 1998, to Forbearance Agreement, filed with this report.

   10.40 Sixth Amendment, dated March 26, 1999, to Forbearance Agreement, filed with this report.

   10.41 Form of Indemnification Agreement, dated as of September 30, 1998, between the Registrant and Richard P. Eidswick, filed with this report.

   10.42 Form of Indemnification Agreement, dated as of November 9, 1998, between the Registrant and Richard R. Chrysler, filed with this report.

   10.43 Form of letter dated November 28, 1998 from Dr. John Psarouthakis terminating Shareholder Agreement, filed with this report.

  *10.44 Letter dated February 5, 1999 amending terms of Stay Bonus Agreement between the Registrant and James J. Fahrner, filed with this report.

  *10.45 Letter dated February 5, 1999 amending terms of Stay Bonus Agreement between the Registrant and Karen A. Radtke, filed with this report.

      21  Subsidiaries of the Registrant,  filed with this report.

      23  Consent of PricewaterhouseCoopers LLP

*    Indicates management contract or compensatory plan or arrangement.