Form 10-Q
period 1999-03-31
JPE INC
filed 1999-05-14
CIK 884637

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1999

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _______ to _______


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

                     Yes  [X]            No   [ ]

As of March 31, 1999, there were 4,602,180 shares of the registrant's common stock outstanding.

This Quarterly Report on Form 10-Q contains 17 pages, of which this is page 1.

================================================================================

                                    JPE, INC.

                                      INDEX


                                                                         Page
                                                                         ----

Part I.   Financial Information

     Item 1.  Financial Statements
              Consolidated Balance Sheets .............................    3
              - At March 31, 1999 and 1998  (Unaudited)
              - At December 31, 1998

              Consolidated Statements of Operations
              and Comprehensive Income  (Unaudited) ...................    4
              - For the Three Months Ended
                March 31, 1999 and 1998

              Consolidated Statements of Cash Flows
              (Unaudited) .............................................    5
              - For the Three Months Ended
                March 31, 1999 and 1998

              Notes to Unaudited Consolidated
              Financial Statements ....................................    6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...........   11

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K ........................   16

     Signature ........................................................   17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    JPE, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
                                                   At March 31,           December 31,
                                               1999            1998           1998
                                               ----            ----           ----
                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ................  $   695        $    357        $   394
  Accounts receivable, net .................    8,331          42,594         12,151
  Inventory ................................   13,692          38,188         18,572
  Other current assets .....................    1,243           8,824          1,413
                                              -------        --------        -------

    Total current assets ...................   23,961          89,963         32,530

Investment in affiliate companies ..........   16,817            --           14,661
Property, plant and equipment, net .........   10,364          72,655         20,963
Goodwill, net ..............................    5,445          31,752          7,458
Other assets ...............................      654           2,313          1,362
                                              -------        --------        -------

    Total assets ...........................  $57,241        $196,683        $76,974
                                              =======        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ........  $67,448        $108,338        $84,492
  Short-term debt ..........................     --             9,482           --
  Accounts payable .........................    4,768          27,801          8,273
  Accrued liabilities ......................    1,819           5,835          1,931
  Income taxes .............................       34              37             14
  Loan guaranty ............................      535            --              635
                                              -------        --------        -------

    Total current liabilities ..............   74,604         151,493         95,345

Deferred income taxes ......................      157           4,072            157
Other liabilities ..........................      162           1,815          1,563
Long-term debt, non-current ................       38           9,096             50
                                              -------        --------        -------

    Total liabilities ......................   74,961         166,476         97,115
                                              -------        --------        -------

Shareholders' equity:
  Preferred stock, 3,000,000
   authorized, no shares issued
   and outstanding .........................     --              --             --
  Common stock, 15,000,000 authorized,
   4,602,180 shares issued and
   outstanding at March 31, 1999
   and at March 31, 1998
   no par value ............................   28,051          28,051         28,051
  Accumulated other comprehensive loss .....     --              (290)          (336)
  Retained earnings (accumulated deficit) ..  (45,771)          2,446        (47,856)
                                              -------        --------        -------

    Total shareholders' equity (deficit) ...  (17,720)         30,207        (20,141)
                                              -------        --------        -------

    Total liabilities and shareholders'
     equity ................................  $57,241        $196,683        $76,974
                                              =======        ========        =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                                              Three Months Ended
                                                                   March 31,
                                                             1999             1998
                                                             ----             ----
                                                                  (Unaudited)

Net sales ...............................................   $24,183          $69,423

Cost of goods sold ......................................    18,997           63,231
                                                            -------          -------

  Gross profit ..........................................     5,186            6,192

Selling, general and administrative expenses ............     3,752            7,697

Gain on forgiveness of liabilities ......................    (3,457)            --

Loss on sale of subsidiary ..............................     3,991             --

Other expenses (income) .................................       346             (134)

Affiliate companies' (income) losses ....................    (3,718)            --
                                                            -------          -------

Income (loss) before interest and taxes .................     4,275           (1,371)

Interest expense, net ...................................     2,116            3,464
                                                            -------          -------

  Income (loss) before taxes ............................     2,159           (4,835)

Income tax expense (benefit) ............................        71           (1,567)
                                                            -------          -------

  Net income (loss) .....................................     2,085           (3,268)

Other comprehensive expense
  Foreign currency translation adjustment ...............      --                (19)
                                                            -------          -------

Comprehensive income (loss) .............................   $ 2,085          $(3,287)
                                                            =======          =======

Basic earnings (loss) per common share ..................     $0.45           $(0.71)
                                                              =====           ======

Weighted average shares outstanding .....................     4,602            4,602
                                                              =====            =====

Earnings (loss) per common share assuming dilution ......     $0.44           $(0.71)
                                                              =====           ======

Weighted average shares outstanding
 and common stock equivalents ...........................     4,704            4,602
                                                              =====            =====

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                                            Three Months Ended
                                                                 March 31,
                                                          1999              1998
                                                          ----              ----
                                                               (Unaudited)
Cash flows from operating activities:
  Net income (loss) ................................    $ 2,085           $(3,268)
  Depreciation and amortization ....................        903             2,751
  Loss on sale of Industrial &
   Automotive Fasteners, Inc. ......................      3,991              --
  Forgiveness of liabilities .......................     (3,457)             --
  Affiliate companies' income ......................     (3,718)             --
  Other ............................................         98              --
  Adjustments to reconcile net loss
   to net cash  provided  by (used for)
   operating activities:
     Changes in operating assets and
      liabilities:
       Accounts receivable .........................     (2,855)           (4,597)
       Inventory ...................................        (35)            1,224
       Other current assets ........................        588               539
       Accounts payable ............................     (1,613)            2,582
       Accrued liabilities and income taxes ........       (192)           (1,318)
       Deferred income taxes .......................        (11)             --
                                                        -------           -------

         Net cash used for operating activities ....     (4,216)           (2,087)

Cash flows from investing activities:
  Purchase of property and equipment ...............       (226)           (1,836)
  Cash proceeds from sale of Industrial &
   Automotive Fasteners, Inc. ......................     20,000              --
  Cash received from equity investees ..............      1,799              --
                                                        -------           -------

         Net cash provided by (used for)
          investing activities .....................     21,573            (1,836)

Cash flows from financing activities:
  Net borrowings (payments) under revolving loan ...    (17,052)            2,991
  Net borrowings under Canadian credit facility ....       --               1,395
  Repayments of other debt .........................         (4)             (154)
                                                        -------           -------

         Net cash provided by (used for)
          financing activities .....................    (17,056)            4,232

Effect of currency translation on cash .............       --                  19

Cash and cash equivalents:
  Net increase in cash .............................        301               328
  Cash, beginning of period ........................        394                29
                                                        -------           -------
  Cash, end of period ..............................    $   695           $   357
                                                        =======           =======

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the JPE, Inc. ("JPE" or the "Company") Form 10-K for the year ended December 31, 1998.


B.   RESTRUCTURING OF COMPANY:

     On April 28, 1999, the Company reached a definitive agreement with ASC Holdings LLC and Kojaian Holdings LLC (together, "Buyer"), pursuant to which Buyer will acquire common and preferred stock of the Company to initially have voting control and an economic interest of 95% of the
     Company. Buyer will be issued 9,441,420 shares of common stock and 1,560,000 shares of preferred stock, subject to adjustment. Each share of preferred stock issued to Buyer will have all rights and privileges, including voting, distribution and dividend rights, equal to 50 shares of common stock. Buyer will invest $18.4 million in the Company and will provide or arrange a loan to JPE in the amount of approximately $51.6 million.

     The current shareholders of JPE, Inc. would retain the remaining equity in the Company, subject to further dilution from preferred stock and preferred stock warrants that will be issued to the Company's bank lenders in exchange for loan concessions. If the loan concessions are less than $12 million, no preferred stock or preferred stock warrants will be issued. The Company's bank lenders have agreed to a maximum loan concession of $17 million, in which case the Company's bank lenders will receive 23,011 shares of preferred stock for an aggregate purchase price of $1 thousand and 86,291 preferred stock warrants for no additional consideration. If the loan concession is between $12 million and $17 million, the preferred stock and warrants to be issued will be based on a ratio. In addition, the current shareholders of the Company and the Bank will receive warrants that would entitle them to purchase approximately an additional 15% of the voting power and economic interest in the Company, exercisable two years after the consummation of Buyer's investment, with the exercise price of such warrants subject to adjustments based on the Company's EBITDA level and certain amounts paid by the Company to address environmental issues. As such, current shareholders of the Company will experience substantial dilution upon Buyer's investment, but would have the potential of increasing their aggregate percentage ownership in the future. Buyer is continuing its due diligence, which should be completed by the end of May 1999. There can be no assurance that the Buyer's due diligence requirements will be satisfied or that the conditions to consummate the transaction will be satisfied. If the transaction with Buyer is not consummated, the Company's ability to continue as a going concern is uncertain.

     Plastic Trim, Inc. ("PTI") and Starboard Industries, Inc. ("Starboard") filed reorganization plans with the Bankruptcy Court which were confirmed on April 16, 1999. Under these plans, PTI's and Starboard's unsecured creditors as of September 15, 1998 will be paid 30% of their pre-petition claims. This will result in a forgiveness of liabilities of approximately $3.9 million.

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)


C.   SALE OF JPE CANADA INC.:

     On December 8, 1998, The Bank of Nova Scotia, the Interim Receiver for JPE Canada Inc. ("JPEC"), General Motors Corporation and General Motors of Canada Limited entered into an agreement to sell substantially all the assets of JPEC to the Ventra Group, Inc. This agreement required that JPEC make an assignment in bankruptcy prior to closing. On February 8, 1999, JPEC filed an assignment in bankruptcy with the Ontario Court (General Division) Commercial List and substantially all the assets of JPEC were sold for approximately $13.7 million. The secured bank loans of JPEC were approximately $14.8 million at closing. The unpaid liabilities of JPEC at closing have been eliminated through the bankruptcy proceeding, resulting in a gain of approximately $2.9 million. For the period of January 1, 1999 to February 8, 1999, JPEC had a net loss from operations of $259 thousand. The gain and loss from operations are included in the consolidated statement of operations under the caption "Affiliate companies' (income) losses."


D.   SALE OF INDUSTRIAL & AUTOMOTIVE FASTENERS, INC.:

     On March 26, 1999, JPE sold the stock of Industrial & Automotive Fasteners, Inc. ("IAF") to MacLean Acquisition Company for approximately $20.0 million. The sales agreement required certain vendors to compromise their accounts receivable from IAF to 30% of the outstanding balance and union employees to accept annuity contracts in lieu of their postretirement health care and life insurance benefits. JPE has recorded a gain in the first quarter of 1999 for the forgiveness of these liabilities of approximately $3.5 million, offset by a loss on the sale of stock of approximately $4.0 million. The net proceeds of $19.2 million from this sale were used to pay down U.S. Bank debt.


E.   INVESTMENT IN U.S. AFFILIATE COMPANIES:

     JPE's subsidiaries, PTI and Starboard, are debtors-in-possession under Chapter 11 of the Federal Bankruptcy Code. Under these conditions, generally accepted accounting principles do not allow the Company to consolidate these subsidiaries from the date of filing their voluntary petitions with the Bankruptcy Court. On February 25, 1999, both subsidiaries filed a Plan of Reorganization and Disclosure Statement with the Court. These plans were confirmed by the Bankruptcy Court on April 16, 1999. Note B describes a proposed investment in JPE that will result in these two subsidiaries emerging from Chapter 11.

                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)


E.   INVESTMENT IN U.S. AFFILIATE COMPANIEs, continued:

     The Investment in U.S. affiliate companies on the Consolidated Balance Sheet at March 31, 1999 is comprised of the following (amounts in thousands):

                                                     PTI        Starboard        Total
                                                     ---        ---------        -----

     Cash ......................................   $     2        $  140        $   142
     Receivables ...............................    16,250         3,954         20,204
     Inventory .................................     5,166           547          5,713
     Other current assets ......................       357         1,046          1,403
     Property, plant and equipment, net ........    15,949         4,229         20,178
                                                   -------        ------        -------
        Total Assets ...........................   $37,724        $9,916        $47,640
                                                   -------        ------        -------

     Liabilities not subject to compromise:
      Current liabilities
       Accounts payable ........................   $ 1,034        $  116        $ 1,150
       Accrued liabilities .....................     1,224           861          2,085
       Other liabilities .......................       339           145            484
      Debtor-in-possession financing ...........    18,388         2,880         21,268
     Liabilities subject to compromise .........     4,566         1,270          5,836
                                                   -------        ------        -------
        Total Liabilities ......................   $25,551        $5,272        $30,823
                                                   -------        ------        -------

          Net Equity ...........................   $12,173        $4,644        $16,817
                                                   =======        ======        =======


     The results of operations for these subsidiaries since their filing date has been recorded on the equity method. Summarized statements of operations for the quarter ended March 31, 1999 are as follows (amounts in thousands):

                                                     PTI        Starboard        Total
                                                     ---        ---------        -----
     Sales .....................................   $19,609        $6,094        $25,703
     Cost of sales .............................    17,472         4,904         22,376
                                                   -------        ------        -------
     Gross profit ..............................     2,137         1,190          3,327
     Selling, general and administrative
      expense ..................................     1,469           299          1,768
     Other reorganization expenses .............        10            14             24
                                                   -------        ------        -------
     Income before interest and taxes ..........       658           877          1,535
     Interest expense ..........................       363            71            434
                                                   -------        ------        -------
     Income before taxes .......................       295           806          1,101
     Income tax expense ........................         1             3              4
                                                   -------        ------        -------
     Net income ................................   $   294        $  803        $ 1,097
                                                   =======        ======        =======


                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)


F.   SEGMENT INFORMATION:

     In 1998, JPE, Inc. adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company manages and reports its operating activities under three segments: Trim Products, Fasteners, and Truck and Automotive Replacement Parts. The Trim Products segment consists of decorative and functional exterior trim sold to Original Equipment Manufacturers ("OEM's"). Fasteners are decorative, specialty and standard wheel nuts sold to the OEM's and to the replacement market. The Truck and Automotive Replacement Parts segment consists of heavy-duty vehicle undercarriage parts and brake systems for the automotive industry. JPE, Inc. sold its brake systems segment during 1998. In 1999, JPE, Inc. also sold a portion of its Trim Products segment (see Note C) and its Fasteners segment (see Note D).

     The accounting policies for the segments are the same as those used for the consolidated financial statements. There are no inter-segment sales and management does not allocate interest or corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on Segment profit. Segment profit (loss) is defined as sales minus cost of goods sold and selling, general and administrative expenses. Other charges (income) relate to non-recurring transactions, such as bankruptcy-related transactions or sales of portions of segments.

     Information by operating segment for the first quarter of 1999 and 1998 is summarized below:

                                             Trim                         Replacement
                                           Products        Fasteners         Parts          Total
                                           --------        ---------      -----------       -----

     Sales to unaffiliated customers
      1999                                     --           $10,024         $14,159        $ 24,183
      1998                                 $ 35,866          10,069          23,488          69,423

     Segment profit (loss)
      1999                                     --           $   842         $   823        $  1,665
      1998                                 $ (2,648)            673           1,368            (607)

     Other charges (income)
      1999                                     --           $(3,369)        $    31        $ (3,338)
      1998                                 $   (134)           --              --              (134)

     Affiliate companies' income
      1999                                 $ (3,718)           --              --          $ (3,718)
      1998                                     --              --              --              --

     Depreciation and amortization
      1999                                     --           $   430         $   462        $    892
      1998                                 $  1,715             475             454           2,644

     Segment assets
      1999                                     --              --           $38,868        $ 38,868
      1998                                 $105,988         $24,868          62,401         193,257


                                    JPE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)


F.   SEGMENT INFORMATION, continued:

                                             Trim                         Replacement
                                           Products        Fasteners         Parts          Total
                                           --------        ---------      -----------       -----
     Expenditures for segment assets
      1999                                     --           $   126         $    83        $    209
      1998                                 $    879             324             628           1,831



     A reconciliation of segment profit (loss) for reportable segments to consolidated loss before taxes is as follows:

                                                      1997            1998
                                                      ----            ----

     Segment profit (loss)                           $ 1,665        $   (607)
     Other income                                      3,338             134
     Affiliate companies' income                       3,718            --
     Corporate expense                                  (228)           (898)
     (Loss) on sale of subsidiary                     (3,991)           --
     Costs related to bankruptcy and
      forbearance agreements                            (227)           --
     Interest expense                                 (2,116)         (3,464)
                                          -------                   -------

     Income (loss) before taxes                      $ 2,159        $ (4,835)
                                                     =======        =======

     A reconciliation of segment assets to consolidated assets is as follows:

                                                      1997            1998
                                                      ----            ----

     Segment Assets                                  $38,868        $193,257
     Corporate Assets                                  1,556           3,426
     Investment in Affiliates                         16,817            --
                                                     -------        --------

     Consolidated Assets                             $57,241        $196,683
                                                     =======        ========


G.   INVENTORY:

     Inventories by component are as follows:


                                           March 31, 1999        March 31, 1998        Dec. 31, 1998
                                           --------------        --------------        -------------
     Finished goods                           $11,364               $18,938                $13,291
     Work in process and components               842                 2,243                  1,411
     Raw material                               1,486                14,535                  1,606
     Tooling                                     --                   2,472                  2,264
                                              -------               -------                -------

                                              $13,692               $38,188                $18,572
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

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result, among other things, of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) operational difficulties encountered during the launch of major new OEM programs; (iii) the availability of funds to the Company to continue operations pending consummation of a sale or an investment in the Company and a restructuring of the Company's debt; and (iv) the ability to consummate a transaction which permits restructuring of the Company's debt and infusion of additional capital (see "Liquidity and Capital Resources").


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net sales for the quarter ended March 31, 1999 were $24.2 million compared to $69.4 million for the same period in 1998. This significant decrease is attributable to recording sales of the Company's Trim Products segment using the equity method due to the bankruptcy proceedings and the sales of Allparts, Incorporated ("Allparts") and JPE Canada Inc. ("JPEC") due to the divestiture of these businesses. By segment, sales are as follows (including Trim Products):

                                      March 31,           March 31,
                                        1999                1998
                                      ---------           ---------

         Trim Products                 $29,769            $35,866
         Fasteners                      10,024             10,069
         Replacement Parts              14,159             23,488

The decrease in 1999 Trim Products sales is due to the inclusion of only one month's sales at JPEC prior to its sale on February 8, 1999. This operation would have contributed approximately $8 million in additional sales if it had not been sold. Sales at Starboard Industries, Inc. ("Starboard") are $1.7 million higher than the first quarter of 1998 due to the launch of new products in the second half of 1998. The decrease in 1999 sales of the Replacement Parts segment is due to the sale of Allparts which accounts for a $4.2 million decline. The remaining decline of $5 million is attributable to the loss of heavy duty brake drum business and the impact of the uncertainty related to JPE's financial condition which is causing certain customers to dual source their business.

Gross profit was $5.2 million for the quarter ended March 31, 1999 compared to $6.2 million for the same quarter last year. The gross profit by segment is as follows (including Trim Products):

                                      March 31,          March 31,
                                        1999               1998
                                      ---------          ---------

         Trim Products                 $ 3,509            $  (484)
         Fasteners                       1,342              1,279
         Replacement Parts               3,844              5,417

The increase in Trim Products is due to the elimination of JPEC which had a loss of $1.5 million in the first quarter of 1998, a $1.6 million improvement at Plastic Trim, Inc. ("PTI") due primarily to better control of scrap, and a $677 thousand improvement at Starboard as a result of increased sales volume. The decline in gross margin for Replacement Parts is attributable to lower sales volume, partially offset by higher margin at Dayton Parts due to better product mix.

Selling, general and administrative expenses decreased $3.9 million for the first quarter of 1999 as compared to the same period in 1998. Adjusting this decline to reflect selling, general and administrative costs of the Trim Products segment, the decrease would have been $2.0 million. This decrease is primarily a result of the businesses sold, lower sales volume at Dayton Parts, and lower costs at JPE's corporate office due to staff reductions.

During the quarter ended March 31, 1999, the Company sold the stock of its Fasteners segment, Industrial & Automotive Fasteners, Inc. ("IAF"). This transaction required that certain vendors forgive their accounts receivable resulting in a $2.0 million gain. In addition, union employees at IAF accepted annuity contracts in lieu of their postretirement healthcare and life insurance benefits resulting in forgiveness of liability in the amount of $1.5 million. The sale of stock of IAF resulted in a loss of $4.0 million, offset by gain on forgiveness of debt.

Other expense for the quarter ended March 31, 1999 was $346 thousand compared to other income of $134 thousand for the same period in the prior year. Other expense primarily relates to costs incurred in connection with the Forbearance Agreement and the proposed investment described in Note B to the consolidated financial statements. Other income in 1998 was attributable to gain on the sale of land and foreign exchange gains.

In 1998, the Company's Trim Products segment filed for court-ordered protection. The Company has recognized the financial results of these subsidiaries using the equity method. In the first quarter of 1999, the assets of JPEC were sold for approximately $13.7 million which was used to pay down bank debt. Since JPEC has no assets, its unpaid liabilities of $2.9 million have been eliminated through the bankruptcy proceedings resulting in a gain in the first quarter of 1999. The results of operations for the quarter ended March 31, 1999 for all subsidiaries included in the Trim Products segment was net income of $838,000. The improvement in other operations is explained above in the paragraphs discussing sales and gross profit.

Interest  expense  for the  quarter  ended  March 31,  1999 was $2.1  million as compared  to $3.5  million  for the  quarter  ended  March 31,  1998.  The lower interest expense is a result of lower debt levels due to the sales of certain businesses and a lower effective interest rate. In the first quarter of 1998, the Company's effective interest rate was 11% compared to a rate of approximately 9.75% for the quarter ended March 31, 1999. The higher interest rate in 1998 was primarily attributable to payment of an amendment fee of $120,000 per month until maturity of the Company's Credit Agreement in October 1998.

Tax expense for the quarter ended March 31, 1999 represents state and local taxes, as the Company has net operating losses to offset any federal taxes payable for the first quarter of 1999.

Net income for the quarter ended March 31, 1999 was $2.1 million or $0.44 per fully diluted share. Results for 1999 include three non-recurring items relating to the sale of certain businesses as previously discussed. The effect of these items was to increase net income by $2.4 million for the quarter ended March 31, 1999. The Company reported a net loss of $3.3 million or $0.71 per share fully diluted for the quarter ended March 31, 1998. Although the Company's results of operations have improved substantially, the Company's ability to continue as a going concern is dependent on the restructuring of the Company as described in Note B and under Liquidity and Capital Resources below.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity for its U.S. companies is the Forbearance Agreement dated August 10, 1998, as amended several times through the current amendment dated May 3, 1999 (the "Forbearance Agreement"). The Forbearance Agreement is collateralized by all of the Company's assets, with the exception of the inventories of Starboard and PTI, and the post-petition accounts receivable of Starboard and PTI. At March 31, 1999, borrowings outstanding under the Forbearance Agreement totaled $67.4 million.

During the first quarter of 1999, the U.S. lenders have received payments originating from the sale of IAF in March 1999 in the amount of $19.2 million and from Starboard's and PTI's collection of pre-petition receivables and other payments totaling $1.8 million.

At March 31, 1999, Current Liabilities exceeded Current Assets by $50.6 million, reflecting the classification of the amount outstanding to the Bank Group pursuant to the Forbearance Agreement of $67.4 million as a current liability. Excluding the amount outstanding to the Bank Group pursuant to the Forbearance Agreement, working capital at March 31, 1999 would have been $16.8 million as compared to $21.7 million at December 31, 1998. This decrease primarily reflects the working capital related to IAF. As described in Note B to the consolidated financial statements and below, the Company's liquidity and capital resources are dependent on consummation of certain transactions. Cash used by operations was $4.2 million for the quarter ended March 31, 1999, primarily related to an increase in receivables.

In connection with the filing for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code for Starboard and PTI (the "debtor companies"), the debtor companies entered into separate debtor-in-possession financing agreements to provide for post-petition financing (the "DIP financing") which expires on September 15, 2000. This debt is not shown on the Company's consolidated balance sheet as these subsidiaries are reported under the equity method. At March 31, 1999, borrowings under these facilities totaled $2.9 million and $18.4 million for Starboard and PTI, respectively.

On April 28, 1999, the Company reached a definitive agreement with ASC Holdings LLC and Kojaian Holdings LLC (together, "Buyer"), pursuant to which the Buyer will acquire common and preferred stock of the Company to initially have voting control and an economic interest of 95% of the Company. The Buyer will be issued 9,441,420 shares of common stock and 1,560,000 shares of preferred stock. Each share of preferred stock has all rights and privileges, including voting, distribution and dividend rights, equal to 50 shares of common stock. The Buyer will invest $18.4 million in the Company and will provide or arrange a loan to JPE in the amount of approximately $51.6 million.

The current shareholders of JPE, Inc. would retain the remaining equity in the Company, subject to further dilution from preferred stock and preferred stock warrants that will be issued to the Company's bank lenders in exchange for loan concessions. If the loan concessions are less than $12 million, no preferred stock or preferred stock warrants will be issued. The Company's bank lenders have agreed to a maximum loan concession of $17 million, in which case the Company's bank lenders will receive 23,011 shares of preferred stock for an aggregate purchase price of $1 thousand and 86,291 preferred stock warrants for no additional consideration. If the loan concession is between $12 million and $17 million, the preferred stock and warrants to be issued will be based on a ratio. In addition, the current shareholders of the Company and the Bank will receive warrants that would entitle them to purchase approximately an additional 15% of the voting power and economic interest in the Company, exercisable two years after the consummation of the Buyer's investment, with the exercise price of such warrants subject to adjustments based on the Company's EBITDA level and certain amounts paid by the Company to address environmental issues. As such, current shareholders of the Company will experience substantial dilution upon the Buyer's investment, but would have the potential of increasing their aggregate percentage ownership in the future. If the transaction with the Buyer is not consummated, the Company's ability to continue as a going concern is uncertain.

PTI and Starboard filed reorganization plans with the Bankruptcy Court which were confirmed on April 16, 1999. Under these plans, PTI's and Starboard's unsecured creditors as of September 15, 1998 will be paid 30% of their pre-petition claims. This will result in a forgiveness of liabilities of approximately $3.9 million. The funding of these claims is dependent upon consummation of the above transaction.

The Buyer is continuing its due diligence, which should be completed by the end of May 1999. There can be no assurance that the Buyer's due diligence requirements will be satisfied or that a transaction with the Buyer can be consummated on terms that are adequate to restructure the Company's obligations to its bank group. If the transaction with the Buyer is not consummated, the Company's ability to continue as a going concern is uncertain.


YEAR 2000

PTI's and Starboard's business systems require updating to become Year 2000 compliant. These two companies continue to make progress on their Year 2000 projects and appear to be on track to be compliant by January 1, 2000. DPI's business system has been updated and is Year 2000 compliant as of April 1999. The Company's manufacturing operations do not rely on highly sophisticated date driven processes and, as such, compliance with Year 2000 requirements is not significant in the manufacturing area. Each of the Company's business systems is being updated or a replacement system is being purchased. The Company estimates that the total cost to be spent in 1999 to become Year 2000 compliant is approximately $355,000 relating to new hardware and software programs. In the first quarter of 1999, the Company expended approximately $50,000 related to new hardware for the Starboard business system. In addition, there will be costs for training employees on the new systems which will be accounted for as operating expenses.

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

                           PART II. OTHER INFORMATION

                                    JPE, INC.


Item 6.  Exhibits and Reports on Form 8-K

          a.   Exhibits:

               10.1 Seventh  Amendment,  dated April 14,  1999,  to  Forbearance
                    Agreement, filed with this report.

               10.2 Eighth   Amendment,   dated  May  3,  1999,  to  Forbearance
                    Agreement, filed with this report.

               10.3 Ninth   Amendment,   dated  May  7,  1999,  to   Forbearance
                    Agreement, filed with this report.

               10.4 Investment Agreement dated April 28, 1999 among ASC Holdings
                    LLC, Kojaian Holdings LLC and JPE, Inc., filed with this report.

               10.5 Form of  Indemnification  Agreement,  dated April 21,  1999, between JPE, Inc. and Karen A. Radtke, filed with this report.

          b.   Report on Form 8-K:

               On April 15, 1999, Registrant filed a report on Form 8-K, reporting (i) the sale of substantially all of the assets of JPE Canada Inc., an Ontario, Canada corporation and a wholly-owned subsidiary of the Registrant, to Ventra Group, Inc. and (ii) the sale of 100% of the issued and outstanding shares of common stock of Industrial & Automotive Fasteners, Inc., a Michigan corporation and a wholly-owned subsidiary of the Registrant, to MacLean Acquisition Company.

                                    JPE, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JPE, Inc.


                                       By: /s/ James J. Fahrner
                                          --------------------------------
                                           James J. Fahrner
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Date:  May 17, 1999