Form 10-Q
period 1999-06-30
JPE INC
filed 1999-08-23
CIK 884637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ___________


                         Commission file number 0-22580


                           JPE, Inc. (d/b/a ASCET INC)
             (Exact name of registrant as specified in its charter)


                                    Michigan
         (State or other jurisdiction of incorporation or organization)


                                   38-2958730
                      (I.R.S. Employer Identification No.)


         30400 Telegraph Road, Suite 401, Bingham Farms, Michigan, 48025
               (Address of principal executive offices) (Zip Code)


                                 (248) 723-5531
              (Registrant's telephone number, including area code)


                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed, since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 1999, there were 14,043,600 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 42 pages, of which this is page 1.

                           JPE, INC. (d/b/a ASCET INC)

                                      INDEX


                                                                            Page
                                                                            ----
Part I.    Financial Information

           Item 1.    Financial Statements
                      Consolidated Condensed Balance Sheets (Unaudited)        4
                      -    At June 30, 1999 and 1998
                      -    At December 31, 1998

                      Consolidated Condensed Statements of Operations
                        and Comprehensive Operations (Unaudited)
                      -      For the  Predecessor  Company  for the
                             Period  From  April 1, 1999  Through
                             May 27, 1999 and for ASCET INC for the
                             Period From May 28, 1999  Through
                             June 30, 1999 and for the Predecessor
                             Company for the Three Months Ended
                             June 30, 1998                                     5
                      -      For the Predecessor Company for the
                             Period  From  January 1, 1999 Through
                             May 27, 1999 and for ASCET INC for the
                             Period From May 28, 1999 Through
                             June 30, 1999 and for the Predecessor
                             Company for the Six Months Ended
                             June 30, 1998                                     6

                      Consolidated Condensed Statements of
                        Shareholders' Equity (Unaudited)                       7
                      -      For the Six Months Ended
                             June 30, 1999

                      Consolidated Condensed Statements of
                        Cash Flows (Unaudited)                                 8
                      -      For the Predecessor Company for the
                             Period January 1, 1999 Through May 27,
                             1999 and for ASCET INC for the Period
                             May 28, 1999  Through June 30, 1999
                             and for the Predecessor Company for
                             the Six Months Ended June 30, 1998

                      Notes to Unaudited Consolidated
                        Financial Statements
                           9-16




           Item 2.    Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                      17-24


Part II.   Other Information

           Item 2.    Changes in Securities and Use of Proceeds               25

           Item 5.    Other Information                                       25

           Item 6.   Exhibits and Reports on Form 8-K                      26-27

           Signature                                                          28

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                           JPE, INC. (d/b/a ASCET INC)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
                                                                             At June 30,             At Dec. 31,
                                                                         1999            1998            1998
                                                                         ----            ----            ----
                                                                             (Unaudited)               (Note A)
ASSETS
Current assets:
     Cash and cash equivalents                                       $  2,034        $    493          $    394
     Accounts receivables trade, net                                   21,885          36,219            12,151
     Inventory, net                                                    20,085          36,338            18,572
     Other current assets                                               5,515           7,923             1,413
                                                                     --------        --------          --------

                  Total current assets                                 49,519          80,973            32,530

Investment in affiliated companies                                         --              --            14,661
Property, plant and equipment, net                                     30,177          69,888            20,963
Goodwill, net                                                           2,325          30,770             7,458
Other assets                                                              638             790             1,362
                                                                     --------        --------          --------

                  Total assets                                       $ 82,659        $182,421          $ 76,974
                                                                     ========        ========          ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current
       portion of long-term debt                                     $ 48,596        $124,437          $ 84,492
     Accounts payable trade                                             7,527          22,694             8,273
     Accrued liabilities and other
         current liabilities                                            4,968           7,012             2,580
                                                                     --------        --------          --------

                  Total current liabilities                            61,091         154,143            95,345

Deferred income taxes and other liabilities                             1,519           5,080             1,720
Long-term debt, non-current                                               320             517                50
                                                                     --------        --------          --------

                  Total liabilities                                    62,930         159,740            97,115
                                                                     --------        --------          --------

Shareholders' equity:
     Warrants                                                             293              --                --
     First Series Preferred Shares, no par value,
         3,000,000  authorized,  1,973,002 shares
         issued and outstanding at June 30, 1999
         and no shares issued and outstanding
         at June 30, 1998                                              16,590              --                --
     Common stock, no par value, 15,000,000
         authorized, 14,043,600 shares issued and
         outstanding at June 30, 1999 and 4,602,180
         issued and outstanding at June 30, 1998                        2,333          28,051            28,051
             Accumulated other comprehensive loss                          --            (380)             (336)
             Retained earnings (accumulated deficit)                      513          (4,990)          (47,856)
                                                                     --------        --------          --------

                         Total shareholders' equity (deficit)          19,729          22,681          ( 20,141)
                                                                     --------        --------          --------

                  Total liabilities and shareholders' equity         $ 82,659        $182,421          $ 76,974
                                                                     ========        ========          ========

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                           JPE, INC. (d/b/a ASCET INC)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                For the Three Months Ended June 30, 1999 and 1998
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)
                                                                  Predecessor                                    Predecessor
                                                                    Company                 ASCET INC              Company
                                                                  Period From              Period From           Three Months
                                                                 April 1, 1999             May 28, 1999             Ended
                                                                Through May 27,          Through June 30,          June 30,
                                                                       1999                   1999                   1998
                                                                       ----                   ----                   ----

Net sales                                                             $ 9,738                $ 14,013              $ 56,659
Cost of goods sold                                                      7,524                  11,021                49,512
                                                                      -------                --------              --------

Gross profit                                                            2,214                   2,992                 7,147
Selling, general and administrative expenses                            1,992                   1,786                 6,753
Other expense                                                             492                      --                 3,083
Affiliate companies' (income) loss                                     (3,893)                     --                    --
Interest expense, net                                                   1,055                     384                 3,083
                                                                      -------                --------              --------

Income (loss) from continuing operations before
     income taxes and extraordinary item                                2,568                     822                (5,772)
Income tax expense                                                         33                     309                 1,693
                                                                      -------               ---------              --------

Income (loss) from continuing operations
     before extraordinary item                                          2,535                     513                (7,465)
Discontinued Operation:
     Income from operations of IAF                                         --                      --                    29
Extraordinary Item:
     Forgiveness of debt                                               16,257                      --                    --
                                                                      -------               ---------              --------

Net income (loss)                                                      18,792                     513                (7,436)
Other comprehensive expense:
     Foreign currency translation adjustment                               --                      --                   (90)
                                                                      -------               ---------              --------

Comprehensive income (loss)                                           $18,792               $     513              $ (7,526)
                                                                      =======               =========              ========

Basic earnings (loss)
  per share from continuing
  operations before
  extraordinary item:
         Common Shares                                                  $0.55                   $0.00               $ (1.62)
                                                                        =====                   =====               =======
         First Series Preferred Shares                                  $  --                   $0.23            $       --
                                                                        =====                   =====            ==========
Earnings (loss) per share
  from continuing  operations before
  extraordinary item
  assuming dilution:
         Common Shares                                                  $0.55                   $0.00               $ (1.62)
                                                                        =====                   =====               =======
         First Series Preferred Shares                                  $  --                   $0.20               $    --
                                                                        =====                   =====               =======
Basic earnings (loss) per share:
         Common Shares                                                  $4.08                   $0.00               $ (1.62)
                                                                        =====                   =====               =======
         First Series Preferred Shares                                  $  --                   $0.23               $    --
                                                                        =====                   =====               =======
Earnings (loss) per share assuming dilution:
         Common Shares                                                  $4.05                   $0.00               $ (1.62)
                                                                        =====                   =====               =======
         First Series Preferred Shares                                  $  --                   $0.20               $    --
                                                                        =====                   =====               =======

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                           JPE, INC. (d/b/a ASCET INC)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                 For the Six Months Ended June 30, 1999 and 1998
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                   Predecessor                                   Predecessor
                                                                     Company              ASCET INC                Company
                                                                   Period From           Period From              Six Months
                                                                 January 1, 1999         May 28, 1999                Ended
                                                                 Through May 27,       Through June 30,            June 30,
                                                                       1999                 1999                     1998
                                                                       ----                 ----                     ----
Net sales                                                            $ 23,897                $ 14,013              $116,013
Cost of goods sold                                                     17,839                  11,021               103,953
                                                                     --------                --------              --------

Gross profit                                                            6,058                   2,992                12,060
Selling, general and administrative expenses                            5,244                   1,786                13,844
Other expense                                                             750                      --                 2,948
Affiliate companies' (income) loss                                     (7,611)                     --                    --
Interest expense, net                                                   2,703                     384                 6,080
                                                                     --------                --------               -------

Income (loss) from continuing operations before
     income taxes and extraordinary items                               4,972                     822               (10,812)
Income tax expense                                                        104                     309                   126
                                                                     --------                --------              --------

Income (loss) from continuing operations
     before extraordinary items                                         4,868                     513               (10,938)
Discontinued Operation:
     Income from operations of IAF                                         58                      --                   234
     Loss on sale of IAF, net of
       operating income of $1,670                                      (2,321)                     --                    --
Extraordinary Items:-
     Forgiveness of debt and liabilities                               18,272                      --                    --
                                                                     --------                --------              --------

Net income (loss)                                                      20,877                     513               (10,704)
Other comprehensive expense:
     Foreign currency translation adjustment                               --                      --                  (109)
                                                                     --------                --------              --------

Comprehensive income (loss)                                          $ 20,877                $    513              $(10,813)
                                                                     ========                ========              ========

Basic earnings (loss) per share
  from continuing operations before
  extraordinary items:
         Common Shares                                                  $1.06                   $0.00                $(2.33)
                                                                        =====                   =====                ======
         First Series Preferred Shares                                  $  --                   $0.23                $   --
                                                                        =====                   =====                ======
Earnings (loss) per share from
  continuing  operations before
  extraordinary items
  assuming dilution:
         Common Shares                                                  $1.04                   $0.00                $(2.33)
                                                                        =====                   =====                ======
         First Series Preferred Shares                                  $  --                   $0.20                $   --
                                                                        =====                   =====                ======
Basic earnings (loss) per share:
         Common Shares                                                  $4.54                   $0.00                $(2.33)
                                                                        =====                   =====                ======
         First Series Preferred Shares                                  $  --                   $0.23                $   --
                                                                        =====                   =====                ======
Earnings (loss) per share assuming dilution:
         Common Shares                                                  $4.29                   $0.00                $(2.33)
                                                                        =====                   =====                ======
         First Series Preferred Shares                                  $  --                   $0.20                $   --
                                                                        =====                   =====                ======

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                           JPE, INC. (d/b/a ASCET INC)

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1999
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)
                                                                                   PREDECESSOR COMPANY
                                                                                                     Net income
                                                    Balances at       Foreign          Issuance    for the period     Balances at
                                                    December 31,      Currency          to the      January 1 to         May 27,
                                                       1998          Translation      Bank Group    May 27, 1999          1999
                                                       ----          -----------      ----------    ------------          ----
Common Stock:
Shares Outstanding                                      4,602                                                             4,602
Amount                                               $ 28,051                                                          $ 28,051

First Series Preferred Shares:
Shares Outstanding                                         --                               21                               21
Amount                                                     --                           $  177                         $    177

Warrants:
Warrants Outstanding                                       --                               77                               77
Amount                                                     --                           $   54                         $     54

Accumulated Other
Comprehensive Loss                                   $   (336)         $ 336                                                 --

Retained Earnings (Deficit)                          $(47,856)                                        $ 20,877         $(26,979)
                                                     --------------------------------------------------------------------------

Total Shareholder Equity                             $(20,141)         $ 336            $  231        $ 20,877         $  1,303
                                                     ==========================================================================



                                                                                              ASCET INC

                                                                                      Predecessor       Net income
                                                    Balances at        Investment    Shareholders     for the period     Balances at
                                                       May 27,            New            Basis          May 28 to         June 30,
                                                        1999          Shareholders       Change       June 30, 1999         1999
                                                        ----          ------------       ------          ---------          ----
Common Stock:
Shares Outstanding                                      4,602              9,442                                         14,044
Amount                                               $ 28,051          $   2,287        $(28,005)                      $  2,333

First Series Preferred Shares:
Shares Outstanding                                         21              1,952                                          1,973
Amount                                               $    177          $  16,413                                       $ 16,590

Warrants:
Warrants Outstanding                                       77                                346                            423
Amount                                               $     54                           $    239                       $    293

Accumulated Other
Comprehensive Loss                                         --                                                                --

Retained Earnings (Deficit)                          $(26,979)                          $  26,979     $      513       $    513
                                                     --------------------------------------------------------------------------

Total Shareholder Equity                             $  1,303          $  18,700        $    (787)    $      513       $ 19,729
                                                     ==========================================================================

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                           JPE, INC. (d/b/a ASCET INC)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Amounts in Thousands, unaudited)
                                                                Predecessor                         Predecessor
                                                                  Company          ASCET INC          Company
                                                                Period From       Period From       Six Months
                                                              January 1, 1999     May 28,1999          Ended
                                                              Through May 27,  Through June 30,      June 30,
                                                                   1999              1999              1998
                                                                   ----              ----              ----

Cash flows from operating activities:
     Net income (loss)                                           $ 20,877        $      513         $ (10,704)
     Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
           Extraordinary items, forgiveness of debt
             and liabilities                                      (18,272)               --                --
           Depreciation and amortization                            1,233               309             5,516
           Loss on sale of assets                                   2,549                --                --
           Write-down of assets                                        --                --             4,468
           Affiliate companies' income                             (7,611)               --                --
           Other                                                       98                --                --
           Changes in operating assets and liabilities:
                  Accounts receivable                              (2,306)             (851)            1,778
                  Inventory                                           279               314             3,074
                  Other current assets                                924              (205)              644
                  Accounts payable                                  2,028            (2,165)           (2,525)
                  Accrued liabilities and income taxes               (457)             (172)           (1,743)
                  Deferred income taxes                                 2                (1)             (882)
                                                                 --------        ----------         ---------
                  Net cash (used for) operating activities           (656)           (2,258)             (374)

Cash flows from investing activities:
     Purchase of property and equipment                              (275)              (78)           (2,062)
     Cash proceeds from sale of Industrial &
         Automotive Fasteners, Inc.                                20,000                --                --
     Cash received from (loaned to) equity investees              (13,980)               --                --
                                                                 --------        ----------         ---------
                  Net cash provided by (used for)
                      investing activities                          5,745               (78)           (2,062)

Cash flows from financing activities:
     Net borrowings under demand notes                                 --            48,493                --
     Net borrowings (payments) under revolving loan                (1,742)          (66,257)            1,781
     Net borrowings under Canadian credit facility                     --                --             1,596
     Repayments of other debt                                          (6)               (2)             (429)
     Issuance of First Series Preferred Shares                          1            16,413                --
     Issuance of common stock                                          --            1, 987                --
                                                                 --------        ----------         ---------

                  Net cash provided by (used for)
                      financing activities                         (1,747)              634             2,948

     Effect of currency translation on cash                            --                --               (48)

Cash and cash equivalents:
     Net increase (decrease) in cash                                3,342            (1,702)              464
     Cash, beginning of period                                        394             3,736                29
                                                                 --------        ----------         ---------

     Cash, end of period                                         $  3,736        $    2,034         $     493
                                                                =========        ==========         =========

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

                           JPE, INC. (d/b/a ASCET INC)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring nature considered necessary for a fair presentation have been included except as disclosed below. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

         In accordance with the terms of an Investment Agreement (the "Investment Agreement") dated April 28, 1999 among JPE, Inc. (the
         "Company"), ASC Holdings LLC ("ASC"), and Kojaian Holdings LLC ("Kojaian"), the Company issued 1,952,352.19 shares of First Series Preferred Shares on May 27, 1999 (the "Closing Date"), in equal proportions to ASC (50%) and Kojaian (50%), for an aggregate purchase price of $16,413,274 payable in cash. In addition, pursuant to the Investment Agreement, on May 27, 1999 ASC and Kojaian (in equal proportions) subscribed and paid for 9,441,420 newly issued shares of common stock for an aggregate purchase price of $1,986,726 payable in cash. The immediate effect of these transactions ("Investment Transaction") transferred (a) approximately 47.5% of the voting securities of the Company to Kojaian, and (b) approximately 47.5% of the voting securities of the Company to ASC. Pursuant to the terms of a Shareholders Agreement dated as of May 27, 1999 between ASC and Kojaian, the parties, among other things, are to cooperate in the voting of their shares of the Company, including regarding the nomination and election of members to the Board of Directors and at shareholder meetings. The Shareholders Agreement also provides that neither ASC nor Kojaian may sell their securities in the Company without the prior written consent of the other. In addition, the Shareholders Agreement provides that upon a deadlock or an impasse between the parties or their nominees to the Board of Directors regarding a material issue lasting longer than 90 days, that the parties shall sell to a third party purchaser the Company or all or substantially all of its assets, subject to certain terms and conditions (all as more particularly defined in the Shareholders Agreement). Thus, each of ASC and Kojaian currently beneficially own approximately 95% of the voting securities of the Company.

         In accounting for these transactions, the Company has applied purchase accounting as prescribed by Accounting Principles Board Opinion 16 and Securities Exchange Commission Staff Accounting Bulletin 54. Under this accounting method the difference between the purchase price and the sum of the fair value of tangible and identifiable intangible assets less liabilities assumed was recorded as goodwill. The goodwill recorded at the acquisition date was $2.3 million.

         Accordingly, the consolidated financial statements for periods prior to May 27, 1999 are not necessarily comparable to the consolidated financial statement presented after that date. The Company is now operating under the assumed name of ASCET INC, which represents ASC Exterior Technologies.

B.       WARRANTS:

         The Investment Agreement provides that the shareholders of record of JPE, Inc. (other than Kojaian and ASC) common stock on June 11, 1999 (the "Record Date") are entitled to receive as a corporate dividend warrants (the "Warrants") entitling the holder the right to purchase .075 shares of First Series Preferred Shares of the Company for each share of common stock held on the Record Date. The Warrants carry an initial exercise price of $9.99 per First Series Preferred Share, subject to price adjustments based on the Final Actual EBITDA and the cost of certain environmental remediation for the 24 month period from the acquisition date. The Warrants are exercisable for a 90 day period following the providing of notice by the Company to the holders thereof of the Final Actual EBITDA after the JPE Determination (as defined in the Investment Agreement).

         Based on the initial exercise price of the Warrants, the Company has assigned a fair value based on the difference between the exercise price and the present value of the exercise price for the 24 month period at a cost of capital discount rate. The fair value assigned was $238.9 thousand. If the exercise price of the Warrants is reduced by achieving an EBITDA amount in excess of target EBITDA of $34.3 million, then the difference in the exercise price will be treated as a contingency based on earnings in future periods and recorded as additional consideration. The additional consideration, if any, will be an increase to goodwill.

         If all Warrants are exercised, including the Warrants issued to the lenders described in Note C, then ASC and Kojaian would beneficially own approximately 80% of the voting securities of the Company.

C.       FORGIVENESS OF BANK DEBT:

         As a precondition to consummation of the Investment Agreement, the Company's existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16.5 million forgiveness of the Company's existing bank debt, under the terms of the Company's Forbearance Agreement dated August 10, 1998, as amended. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 shares of First Series Preferred Shares to the Bank Group on May 27, 1999 for $1,000 of consideration. In addition, the Company granted the existing bank lenders 77,437.937 Warrants (which contain the same terms and conditions as granted to the shareholder of common stock of the Company on the Record Date).


         The Company has determined the fair value of the First Series Preferred Shares issued to the Bank Group to be $177.5 thousand based on the same price per share paid by ASC and Kojaian. The Warrants issued to the Bank Group have a fair value of $53.6 thousand computed in the same method used for shareholders of record. These amounts reduce the forgiveness of the bank debt, resulting in an extraordinary item of $16.3 million or $3.53 per share. The Company has utilized its net operating loss carry forward to offset the taxable income from the forgiveness of debt and liabilities.

D.       INVESTMENT IN U.S. AFFILIATE COMPANIES:

         JPE's subsidiaries, Plastic Trim, Inc. ("PTI") and Starboard Industries, Inc. ("Starboard"), were debtors-in-possession under Chapter 11 of the Federal Bankruptcy Code. Under these conditions, generally accepted accounting principles did not allow the Company to consolidate these subsidiaries from September 15, 1998, the date of filing their voluntary petitions with the Bankruptcy Court. On February 25, 1999, both subsidiaries filed a Plan of Reorganization and Disclosure Statement with the Court. In connection with the Investment Transaction, the reorganization plans of the Company's subsidiaries, PTI and Starboard, which were confirmed by the Bankruptcy Court on April 16, 1999, became effective on May 27, 1999. Certain vendors of these subsidiaries agreed to accept 30% of their pre-bankruptcy account balances as a part of the reorganization plans. The net gain as a result of the forgiveness of certain liabilities was $3.8 million, is included in the caption "Affiliates companies (income) loss" for the period January 1, 1999 to May 27, 1999. These subsidiaries are included in the consolidated financial statements effective May 28, 1999 for ASCET INC. The results of operations before extraordinary item of debt forgiveness for period January 1 through May 27, 1999 was as follows (amounts in thousands):

                                           PTI                Starboard              Total
                                           ---                ---------              -----

         Sales                           $33,162               $10,771              $43,933
         Cost of sales                    29,746                 8,466               38,212
                                         -------               -------              -------
         Gross profit                      3,416                 2,305                5,721
         Selling, general and
          administrative expense          2,284                   646                2,930
         Other reorganization expenses       736                   202                  938
                                         -------               -------              -------
         Income (loss) before interest,
           taxes and extraordinary item      396                 1,457                1,853
         Interest expense                    548                   107                  655
         Income tax expense                    1                    --                    1
                                         -------               -------              -------
         Income (loss) before
           extraordinary item            $ (153)               $ 1,350              $ 1,197
                                         ======                =======              =======

E.       DISCONTINUED OPERATIONS:

         On March 26, 1999, JPE sold the stock of Industrial & Automotive Fasteners, Inc. ("IAF"), its fastener segment, to MacLean Acquisition Company for approximately $20.0 million. The sales agreement required certain vendors to compromise their accounts receivable from IAF to 30% of the outstanding balance which resulted in an extraordinary gain of $2.0 million or $.44 per share. The net proceeds of $19.2 million from this sale were used to pay down U.S. Bank debt.

         The measurement date for discontinued operation was February 5, 1999 the date that the Board of Directors and the lenders approved the letter of intent. IAF income from operations prior to the measurement date was $58 thousand, or $.01 per share. The loss on sale was $4.0 million, offset by income from operations after the measurement date of $1.7 million, resulting in a net loss of $2.3 million, or $.50 per share. The Company has allocated interest to the operations of IAF based on the net proceeds received from the sale in accordance with Emerging Issue Task Force Issue No. 87-24.

         Revenue for IAF for the three month period ended March 31, 1999 was $10.0 million and for the year ended December 31, 1998 was $38.3 million.

F.       SALE OF JPE CANADA INC.:

         On December 8, 1998, the Bank of Nova Scotia, the Interim Receiver for JPE Canada Inc. ("JPEC"), General Motors Corporation and General Motors of Canada Limited entered into an agreement to sell substantially all the assets of JPEC to the Ventra Group, Inc. The agreement required that JPEC make an assignment in bankruptcy prior to closing. On February 8, 1999, JPEC filed an assignment in bankruptcy with the Ontario Court (General Division) Commercial List and substantially all the assets of JPEC were sold for approximately $13.7 million. The secured bank loans of JPEC were approximately $14.8 million at closing. The unpaid liabilities of JPEC at closing have been eliminated through the bankruptcy proceeding, resulting in a gain of approximately $2.9 million. For the period of January 1, 1999 to February 8, 1999, JPEC had a net loss from operations of $259 thousand. The gain and loss from operations are included in the consolidated statement of operations for the period January 1, 1999 to May 27, 1999 under the caption "Affiliate companies' (income) losses."

G.       PRO FORMA OPERATING RESULTS:

         The following Unaudited Pro Forma for the Six Months Ended June 30, 1999 and 1998 assumes that the transactions and events described in
         Notes A through F had occurred prior to January 1. The significant adjustments relate to the difference in depreciation, goodwill amortization and lower interest expense based on the lower borrowings (amounts in thousands):

                                                          Six Months Ended
                                                               June 30,
                                                     -------------------------
                                                        1999              1998
                                                        ----              ----
         Net sales                                   $ 81,843          $ 84,081
         Cost of sales                                 66,712            71,246
         Selling expense                                9,925            10,550
         Interest expense                               2,735             2,920
         Income taxes (benefit)                           926               (56)
                                                     --------          --------
         Income (loss) from
           continuing operations                     $  1,545          $   (579)
                                                     ========          ========
         Basic earnings (loss) per share from
           continuing operations:
                  Common Shares                      $    .01          $   (.01)
                                                     ========          ========
                  First Series Preferred Shares      $    .69          $   (.26)
                                                     ========          ========
               Earnings (loss) per share
                 assuming dilution:
                  Common Shares                      $    .01          $   (.01)
                                                     ========          ========
                  First Series Preferred Shares      $    .64          $   (.26)
                                                     ========          ========

H.       INVENTORY:

         Inventories by component are as follows (amounts in thousands):

                                            June 30, 1999             June 30, 1998            Dec. 31, 1998
                                            -------------             -------------            -------------
         Finished goods                       $13,460                    $17,903                   $13,291
         Work in process                        2,268                      2,429                     1,411
         Raw material                           4,357                     13,301                     1,606
         Tooling                                   --                      2,705                     2,264
                                              -------                    -------                   -------
                                              $20,085                    $36,338                   $18,572
                                              =======                    =======                   =======

I.       FINANCING:

         The Company's debt financing is provided by a $56.3 million demand loan from Comerica Bank (the "Comerica Facility"). The Company has executed three promissory notes in the amounts of $6.3 million, $20 million, and $30 million, each providing for borrowing options at either a Prime based rate plus 1/2% to 1% or LIBOR plus 3% to 3 1/2%. LIBOR borrowings for 1 to 6 months are permitted at the option of the Company. Advances under the $30 million demand note are subject to a borrowing base restriction equal to 80% of eligible trade receivables and the greater of 50% of eligible inventory or $9 million. There are no restrictions on advances under either the $6.3 million or $20 million demand notes. Borrowings under the three promissory notes are secured by the Company's asets, including the Company's cash deposits, trade receivables, inventory, and real and personal property.

         Effective July 1, 1999, the $6.3 million demand note requires monthly principal payments of $131,250. Beginning November 15, 1999, the $20 million demand note requires quarterly principal payments equal to 75% of the preceding quarter's excess cash flow, defined as after-tax net income, less principal note payments, plus depreciation and amortization expense. Required covenants under the facility are the submissions of quarterly and annual financial statements and projections within a prescribed time period and a monthly borrowing base. There are no financial covenants required by the terms of the facility. Current borrowings at June 30, 1999 under the Comerica Facility are $48.6 million. At June 30, 1999, unused borrowing capacity under the Company's $30 million demand note was $1.4 million.

J.       OTHER EXPENSES:

         JPE, Inc., the Predecessor Company, has included in other expense for period January 1, 1999 to May 27, 1999 the costs related to the negotiation of the Investment Agreement and other professional costs associated with the bankruptcy proceedings. In the six months ended June 30, 1998, other expense included the write-down of JPE Canada patents and the recording of a loan guarantee of the JPEC debt. Subsequent to June 30, 1998, the sale of JPE Canada has reduced the amount payable under the loan guarantee to $56 thousand, which is reflected in current liabilities on the June 30, 1999 balance sheet.

K.       EARNINGS PER SHARE:

         The issuance of the First Series Preferred Shares resulted in ASCET INC having a participating security. In accordance with Statement of Financial Accounting Standards No. 128 - Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the Common Stock. Shares outstanding for the computation of basic earnings per share was 14,043,600 common shares and for the First Series Preferred Shares of 1,973,002.305. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. The Common Stock stock options outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution. The Warrants for the First Series Preferred Shares has the effect of increasing the denominator in earnings per share calculation by 308,837 shares.

         Earnings per share, prior to the Investment Transaction was computed based 4,602,180 shares outstanding and stock options had an effect of increasing the shares by 43,296 and 81,291 for periods April 1, 1999 to May 27, 1999 and January 1, 1999 to May 27, 1999, respectively for earnings per share assuming dilution.

L.       INCOME TAXES:

         The Predecessor Company has sustained $22.9 million of taxable net operating loss carryovers for the periods prior to May 27, 1999. Of this amount, $22.1 million was used to offset taxable income associated with the bank debt forgiveness and vendor liability settlements. The $.8 million of remaining taxable loss carryover is subject to certain limitations as a result of the purchase and its utilization is dependent on the Company's future profitability. This may prevent full utilization of these losses during the carryover period, and as such, the Company has recorded a $ .3 million valuation reserve related to the tax benefits associated with such losses. The Company's 37.6% effective tax rate for June 1999, representing all periods subsequent to the Investment Transaction by ASC Holdings LLC and Kojaian Holdings LLC, has been computed at regular tax rates.

         Deferred tax assets and  liabilities  of the  Predecessor  Company have been recognized on the balance sheet as required by purchase accounting. The deferred tax assets of approximately $6.3 million reduced by a $3.2 million valuation reserve, and deferred tax liabilities of $2.2 million has been recorded at the purchase date. If in subsequent periods, the valuation reserve related to deferred tax assets can be reduced, the effect will be to reduce goodwill before any benefit is realized in the Consolidated Statement of Operations.

M.       SEGMENT INFORMATION:

         In 1998, JPE, Inc. adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Predecessor Company had managed and reported its operating activities under three segments:
         Trim Products, Fasteners, and Truck and Automotive Replacement Parts. The Trim Products segment consists of decorative and functional exterior trim sold to Original Equipment Manufacturers ("OEM's"). Fasteners are decorative, specialty and standard wheel nuts sold to the OEM's and to the replacement market. The Truck and Automotive Replacement Parts segment consists of heavy-duty vehicle undercarriage parts and brake systems for the automotive industry. JPE, Inc. sold its brake systems segment during 1998. In 1999, JPE, Inc. also sold a portion of its Trim Products segment (see Note F) and its Fasteners segment (see Note E). Information for the Fastener segment has been excluded as it is accounted for as discontinued operations.

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

         Information by operating segment is provided below for JPE, Inc. as Predecessor Company and the one-month period for ASCET INC as Successor Company (amounts in thousands):

                          For The Three Months Ended June 30, 1999

                                                     Trim        Replacement
                                                   Products          Parts           Total
                                                   --------      -----------         -----

         Sales to unaffiliated customers
           April 1 to May 27, 1999             $     --            $  9,738        $  9,738
           May 28 to June 30, 1999             $  8,828            $  5,185        $ 14,013
           1998                                $ 31,003            $ 25,656        $ 56,659

         Segment profit (loss)
           April 1 to May 27, 1999             $     --            $    443        $    443
           May 28 to June 30, 1999             $  1,026            $    414        $  1,440
           1998                                $   (882)           $  3,420        $   (111)

         Segment assets
           1999                                $ 46,467            $ 32,837        $ 79,304
           1998                                $ 95,069            $ 60,122        $155,191


                           For The Six Months Ended June 30, 1999

                                                 Trim             Replacement
                                               Products               Parts         Total
                                               --------           -----------       -----

         Sales to unaffiliated customers
           January 1 to May 27, 1999           $     --            $ 23,897        $ 23,897
           May 28 to June 30, 1999             $  8,828            $  5,185        $ 14,013
           1998                                $ 66,869            $ 49,144        $116,013

         Segment profit (loss)
           January 1 to May 27, 1999           $     --            $  1,266        $  1,266
           May 28 to June 30, 1999             $  1,026            $    414        $  1,440
           1998                                $ (3,531)           $  2,052        $  1,170

         A reconciliation of segment profit (loss) for reportable segments to income (loss) from continuing operations before taxes and extraordinary items is as follows:


                                                                                                               Predecessor
                                                                      Predecessor           ASCET INC       Three        Six
                                                                April 1,     January 1,       May 28,       Months      Months
                                                                1999 to       1999 to         1999 to       Ended       Ended
                                                                May 27,       May 27,         June 30,     June 30,   June 30,
                                                                 1999           1999            1999         1998       1998
                                                                 ----           ----            ----         ----       ----
          Segment profit (loss)                                $   443       $1,266          $1,440        $ 1,170     $   (111)

         Other income (expense)                                   (492)        (750)             --         (3,083)      (2,948)

         Affiliate companies' income                             3,893        7,611              --             --          --

         Corporate expense                                        (221)        (452)           (234)          (776)      (1,673)

         Interest expense                                       (1,055)      (2,703)           (384)        (3,083)      (6,080)
                                                               -------       ------          ------        -------     --------

         Income (loss) from continuing
           operations before taxes
           and extraordinary items                              $2,568       $4,972          $  822        $(5,772)    $(10,812)
                                                                ======       ======          ======        =======     ========

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

RECENT INFORMATION

In accordance with the terms of an Investment Agreement (the "Investment Agreement") dated April 28, 1999 among JPE, Inc. (the "Company"), ASC Holdings LLC ("ASC"), and Kojaian Holdings LLC ("Kojaian"), the Company issued 1,952,352.19 shares of First Series Preferred Shares on May 27, 1999, in equal proportions to ASC (50%) and Kojaian (50%), for an aggregate purchase price of $16,413,274 payable in cash. In addition, pursuant to the Investment Agreement, on May 27, 1999 ASC and Kojaian (in equal proportions) subscribed and paid for 9,441,420 newly issued shares of common stock for an aggregate purchase price of $1,986,726 payable in cash. The immediate effect of these transactions ("Investment Transaction") transferred (a) approximately 47.5% of the voting securities of the Company to Kojaian, and (b) approximately 47.5% of the voting securities of the Company to ASC. Pursuant to the terms of a Shareholders Agreement dated as of May 27, 1999 between ASC and Kojaian, the parties, among other things, are to cooperate in the voting of their shares of the Company, including regarding the nomination and election of members to the Board of Directors and at shareholder meetings. The Shareholders Agreement also provides that neither ASC nor Kojaian may sell their securities in the Company without the prior written consent of the other. In addition, the Shareholders Agreement provides that upon a deadlock or an impasse between the parties or their nominees to the Board of Directors regarding a material issue lasting longer than 90 days, that the parties shall sell to a third party purchaser the Company or all or substantially all of its assets, subject to certain terms and conditions (all as more particularly defined in the Shareholders Agreement). Thus, each of ASC and Kojaian currently beneficially own approximately 95% of the voting securities of the Company.

In accounting for the Investment Transaction, the Company has applied purchase accounting as prescribed by Accounting Principles Board Opinion 16 and Securities Exchange Commission Staff Accounting Bulletin 54. Under this accounting method the difference between the purchase price and the sum of the fair value of tangible and identifiable intangible assets less liabilities assumed shall be recorded as goodwill. The goodwill recorded at the acquisition date was $2.3 million.

Accordingly, the consolidated financial statements for periods prior to May 27, 1999 are not necessarily comparable to the consolidated financial statement presented after to that date. The Company is now operating under the assumed name of ASCET INC, which represents ASC Exterior Technologies.

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

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result, among other things, of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) operational difficulties encountered during the launch of major new OEM programs; (iii) the impact on operations and cash flows of labor strikes at the Company OEM customers; and (iv) the availability of funds to the Company to continue operations and provide for capital expenditures.

RESULTS OF OPERATIONS

The management discussion of the results of operations has been structured to compare the same operating units of the Predecessor Company, JPE, Inc. with those entities that remain parts of the Successor Company, ASCET INC to provide meaningful comparisons. The segment discussion through operations will be adjusted to reflect Plastic Trim, Inc. "PTI" and Starboard Industries, Inc. "SBI" in the Trim Segment on a consolidated basis, instead of the equity method.

THREE MONTHS ENDED JUNE 30, 1999
COMPARED TO THREE MONTHS ENDED JUNE 30, 1998
--------------------------------------------

ASCET INC operating locations, net sales for the quarter ended June 30, 1999 and 1998 were as follows (in thousands):

                                                    1999                 1998
                                                    ----                 ----

Trim Products                                     $27,058              $20,722
Replacement Parts                                  14,923               20,385
                                                  -------              -------

Total                                             $41,981              $41,107
                                                  =======              =======

The increase of sales in the Trim Segment of 31% is attributable to additional sales of new programs for SBI starting in second half of 1998, and the GMT800 program for PTI which reached full production in the second quarter. The sales for Trim Segment in 1998 were negatively impacted by $2.0 million for a strike at GM which began in June, 1998. The sales decrease in the Replacement Part Segment of 27% is attributable to lost of heavy-duty brake drum business and lost customers due to the bankruptcy filings by subsidiaries of the Company. Some of the customers of the Replacement Parts business elected to dual source their product requirements, since the bankruptcy filing, in order to assure adequate supply.

In the three months ended June 30, 1998, sales by entities that were divested, by segment, were the following (in thousands):

Trim Products                               $10,281
Fasteners (Discontinued Operations)           9,984
Replacement Parts                             5,271
                                            -------

Total                                       $25,536

None of these entities had any sales in the quarter ended June 30, 1999.

Gross profit was $7.6 million for the quarter ended June 30, 1999 compared to $6.7 million for the same quarter last year for the same operating locations on a consolidated basis. The gross profit by segment is as follows (in thousands):

                                                   1999                     1998
                                                   ----                     ----
Trim Products                                     $3,997                  $2,014
Replacement Parts                                  3,602                   4,674
                                                  ------                  ------

Total                                             $7,599                  $6,688
                                                  ======                  ======

The gross profit percentage for the Trim Product Segment was 14.8% and 10.0% for the quarters ended June 30, 1999 and 1998, respectively. The increase in the gross profit percentage was attributable to a customer mix change at SBI, lower scrap rates at PTI and the effect that the GM strike in 1998 had on absorbing fixed overhead. The gross profit increase in Trim Product Segment was also favorably affected by the higher sales volume which accounts for approximately $600 thousand of the increase in 1999.

The gross profit as percentage of sales for the Replacement Parts Segment is 24.1%, compared to 22.9% for the three months ended June 30, 1999 and 1998, respectively. The higher margin is primarily attributable to the elimination of the heavy-duty drum business which was a low margin product line. The dollar decrease in gross profit is attributable to the lower sales volume and higher factory variances.

Selling, general and administrative expenses ("SGA") for the Trim Products Segment was 6.1% and 7.1% of sales for quarters ended June 30, 1999 and 1998, respectively. The lower percentage is attributable to higher sales volume as SGA costs are primarily fixed costs for the Trim Products Segment. The Replacement Parts Segment's SGA percentage of sales was 18.4% and 15.5% for the three months ended June 30, 1999 and 1998, respectively. The higher percentage is attributable to the lower sales volume. In the Replacement Parts Segment, management has been reducing its SGA costs, primarily through headcount reductions and lower marketing costs. The second quarter ended June 30, 1999 SGA expense is $269 thousand lower than the first quarter of 1999. Also included in SGA is the administrative costs related to the corporate office. Total administrative costs for the three months ended June 30, 1999 and 1998 were $636 and $775 thousands, respectively. The lower administrative costs is primarily attributable to headcount reductions.

Other expense for the Predecessor Company relates to costs and asset write-offs associated with the bankruptcy proceedings and JPE's professional costs related to the Investment Transaction.

Affiliate companies' income for the Predecessor Company for period April 1, 1999 through May 27, 1999 represent the operations of the Trim Product Segment. Included in the amount reported is the gain from the forgiveness of certain vendor payable of PTI and SBI in the amount of $3.8 million. The result of operations included in this caption is discussed above in paragraphs of sales, gross profit and SGA expense.

The interest expense for the three months ended June 30, 1999 for all of JPE's operations, including amounts reflected in the caption "Affiliate companies income" was $1.9 million. This compares with interest expense for the quarter ended June 30, 1998 of $3.1 million. The lower interest is primarily due to the divesture of businesses since the second quarter of 1998. In addition, the interest rate in 1998 was approximately 11% compared to ASCET INC current average rate of 8.65%.

The effective tax rate for ASCET INC is 37.6%. This rate reflects a normalized rate as the deferred tax assets and liabilities acquired in purchase have been recorded on the balance sheet net of a valuation reserves. If in subsequent periods, additional deferred tax assets can be recognized, any adjustment would first reduce goodwill to zero and then would reduce income tax expense. Tax expense for the Predecessor Company is not a normal rate due to the write-off of deferred tax assets on JPE Canada's books for quarter ended June 30, 1998. The low tax expense for period April 1, 1999 through May 27, 1999 is attributable to utilization of loss carryforwards.

The extraordinary item for Predecessor Company represents the forgiveness of debt by JPE's Bank Group as explained in Note C of the Consolidated Financial Statements. There is no associated tax with these items as the Company has utilized its previously unrecorded loss carryforward to offset the tax expense.

Earnings per share methodology is described under Note K of the Unaudited Consolidated Condensed Financial Statements. The common shares outstanding for the Predecessor Company was 4,602,180 for the period April 1, 1999 through May 27, 1999 and same for quarter ended June 30, 1998. The common shares outstanding for ASCET INC was 14,043,600 and the First Series Preferred Shares were 1,973,002 for the period April 1, 1999 to May 27, 1999.


SIX MONTHS ENDED JUNE 30, 1999
COMPARED TO SIX MONTHS ENDED JUNE 30, 1998
------------------------------------------

ASCET INC operating locations, net sales for the six months ended June 30, 1999 and 1998, were as follows (in thousands):

                                                   1999                    1998
                                                   ----                    ----

Trim Products                                    $52,761                 $44,380
Replacement Parts                                 29,082                  39,701
                                                 -------                 -------

Total                                            $81,843                 $84,081
                                                 =======                 =======

The increase in Trim Products Segment sales is primarily attributable to the new sales programs for SBI and the GMT800 program for PTI. The Trim Products segment sales were negatively affected by the GM strike in 1998. The sales decrease in Replacement Parts segment relates to items explained in the discussion of three months operating results above.

In the six months ended June 30, 1999 and 1998, sales by entities that were divested by segment were the following (in thousands):

                                                     1999             1998
                                                     ----             ----

Trim Products                                     $  4,066           $ 22,489
Fasteners                                           10,024             20,054
Replacement Parts                                       --              9,443
                                                  --------           --------

Total                                             $ 14,090           $ 51,986
                                                  ========           ========

Gross profit was $14.8 million for the six months ended June 30, 1999 compared to $12.1 million for the same period last year for the same operating locations on a consolidated basis. The gross profit by segment is as follows (in thousands):

                                                     1999              1998
                                                     ----              ----

Trim Products                                     $  7,325          $  3,043
Replacement Parts                                    7,446             9,014
                                                  --------          --------

Total                                             $ 14,771          $ 12,057
                                                  ========          ========

The gross profit percentage as a percentage of sales for the Trim Product Segment was 13.9% compared to 6.8% for the six months ended June 30, 1999 and 1998, respectively. The increase in the gross profit percentage was attributable to a customer mix change at SBI, lower scrap rates at PTI and the effect that the GM strike in 1998 had on absorbing fixed overhead. In the first quarter of 1998, PTI gross profit percentage was 2.8%, due to high scrap rates and product efficiencies as a result of a new program launch. The gross profit increase in Trim Product Segment was also favorably affected by the higher sales volume, especially at SBI, which accounts for approximately $1.4 million of the increase in 1999.

The gross profit as a percentage of sales for the Replacement Parts Segment is 25.6%, compared to 22.7% for the six months ended June 30, 1999 and 1998, respectively. The higher margin is primarily attributable to the elimination of the heavy-duty drum business which was a low margin product line and a better product mix in the first quarter of 1999.

Selling, general and administrative expenses for the same operating units on a consolidated basis for the six month period were as follows (in thousands):

                                             1999                      1998
                                             ----                      ----
Trim Products                               $ 3,058                  $  2,962
Replacement Parts                             5,780                     6,358
Corporate Expense                             1,137                     1,673
                                            -------                  --------

Total                                       $ 9,975                  $ 10,993
                                            =======                  ========

The lower SGA is primarily due to headcount reduction at Dayton Parts, Inc. and the Corporate Office. The Dayton Parts headcount is being reduced due to lower sales. The reduction in Corporate expense was the result of not replacing employees that left during the restructuring of the Company. Some of these positions will be hired during the third quarter of 1999.

Other expense represents the same costs as noted above in three month comparison.

Affiliate companies income for Predecessor Company included the matters mentioned in the three month comparison and the elimination of JPEC unpaid liabilities of $2.9 million through its bankruptcy proceedings. The operating results for the Trim Product segment for the six months ended June 30, 1999 included segment profit (sales minus cost of goods sold and selling, general and administrative expense) of $3.6 million for PTI and Starboard as compared to $81 thousand for the six months ended June 30, 1998. This improvement is explained above in the paragraphs discussing sales, gross profit and selling, general and administrative expense. JPEC had an operating profit of $75 thousand in the first half of 1999 prior to its divesture.

The interest expense for the six months ended June 30, 1999 including the amounts reflected in the caption "Affiliate companies income", was $4.5 million as compared to $7.0 million for the same period last year. The lower interest expense is the result of lower debt levels due to the sale of certain businesses and lower effective interest rates. Discussion of current borrowing rates is included in the Liquidity and Capital Resources section below.

The comparison of tax expense for the six month periods is discussed in the three month comparison.

The income from continuing operations for the six months ended June 30, 1999 is divided into two periods, the Predecessor Company January 1, 1999 through May 27, 1999 of $4.9 million and ASCET INC, the Successor Company, for the period May 28, 1999 through June 30, 1999 of $513 thousand. The application of purchase accounting results in improvement in operating results of approximately $79 thousand a month for the Successor Company, as compared to the accounting for the Predecessor Company.

The discontinued operation included in the six months ended June 30, 1999 is the result of the sale of the Fastener segment. The measurement date was February 5, 1999 as result this segment had operations for one month resulting in $58 thousand of net income, or $.01 per share, and during the sale process of approximately two months its operation generated net income of $1.7 million, or $.36 per share, used to offset the net loss on sale of $4.0 million. The extraordinary items included in the six months results for June 30, 1999 represents the bank group debt forgiveness of $16.3 million, or $3.53 per share, and a settlement of certain IAF's vendor payables at 70% discount for gain of $2.0 million, or $.44 per share.

Earnings per share computations for the Predecessor Company is based on shares outstanding prior to the Investment Transaction of 4,602,180. ASCET INC has two classes of securities that have the rights to participate in the earnings, under Financial Accounting Standard 128, the earnings are allocated to the classes based on their rights, approximately 12.5% of relate to Common Stock and 87.5% to First Series Preferred Shares. The shares outstanding for the Common Stock after the Investment Transaction were 14,043,600, resulting in basic earnings per common share from continuing operations and before extraordinary items fractional amount of approximately 1/2 cents. The First Series Preferred Shares computation is based on 1,973,002 shares and resulting in basis earnings per First Series Preferred Shares from continuing operations and before extraordinary items of $.23. Comparison to basic loss per share for the six months ended June 30, 1998 is not meaningful due to the Investment Transaction.

LIQUIDITY AND CAPITAL RESOURCES

Effective, May 27, 1999, the Company's principal source of liquidity is a $56.3 million demand loan from Comerica Bank (the "Comerica Facility"), which is available to fund daily working capital needs in excess of internally generated funds. Prior to May 27, 1999, the Company's source of liquidity was a
Forbearance Agreement dated August 10, 1998 (as amended August 31, 1998, September 4, 1998, September 16, 1998, October 1, 1998, December 1, 1998, and March 26, 1999), and debtor-in-possession financing by GMAC Business Credit, LLC for the Company's subsidiaries, Plastic Trim, Inc., and Starboard Industries, Inc. Borrowings under both the Forbearance Agreement and debtor-in-possession financing were repaid May 27, 1999 in connection with the Investment Transaction.

In connection with the Comerica Facility, the Company has executed three promissory notes in the amounts of $6.3 million, $20 million, and $30 million, each providing for borrowing options at either a Prime based rate plus 1/2% to 1% or LIBOR plus 3% to 3 1/2%. LIBOR borrowings for 1 to 6 months are permitted at the option of the Company. Advances under the $30 million demand note are subject to a borrowing base restriction equal to 80% of eligible trade receivables and the greater of 50% of eligible inventory or $9 million. There are no restrictions on advances under either the $6.3 million or $20 million demand notes. Borrowings under the three promissory notes are secured by the Company's assets, including cash deposits, trade receivables, inventory, and real and personal property.

Effective July 1, 1999, the $6.3 million demand note requires monthly principal payments of $131,250. Beginning November 15, 1999, the $20 million demand note requires quarterly principal payments equal to 75% of the preceding quarter's excess cash flow, defined as after-tax net income, less principal note payments, plus depreciation and amortization expense. Required covenants under the facility are the submissions of quarterly and annual financial statements and projections within a prescribed time and a monthly borrowing base. There are no financial covenants required by the terms of the facility.

Amounts drawn under these loans as of May 27, 1999 was $51.7 million. Current borrowings at June 30, 1999 under the Comerica Facility are $48.6 million. At June 30, 1999, unused borrowing capacity under the Company's $30 million demand note was $1.4 million. The Company believes the Comerica Facility is adequate to provide it with monthly short term working capital needs, with the exception of certain cyclical months affected by a reduction in operations brought upon by shutdowns for model changeovers at certain OEM customers, such as General Motors Corporation. During these months, the Company intends to supplement any working capital needs through a demand note from an affiliated company. Advances are permitted up to $3 million and are unsecured and subordinated to advances made under the Comerica Facility. Interest accrues at prime plus 1 1/2% as is payable quarterly. As of June 30, 1999, there were no advances made under this note.

Due to their demand nature, the notes have been classified as short-term debt on the Company's balance sheet. As of June 30, 1999, in measuring working capital, the Company's Current Liabilities exceed Current Assets by $11.6 million. Excluding the amount outstanding under the Comerica Facility, working capital at June 30, 1999 would have been $37.0 million.

YEAR 2000

The Company is scheduled to completed all Year 2000 readiness plans for all locations by September 30, 1999.

In April 1999, Dayton Parts' mainframe systems, which regulate order processing, accounting, production scheduling, and human resource functions, were Year 2000 compliant. Manufacturing operations do not rely on date sensitive processes and, as such, Year 2000 compliance issues are not material. Management of the Company has determined that its principal Year 2000 risk exists in maintaining an uninterrupted source of supply from its vendors. In that regard, Dayton Parts has actively solicited its vendor base to report on their Year 2000 initiatives. Dayton Parts has received Year 2000 readiness responses from a majority of their vendors and customers and a contingency plan to address year-end supply interruption issues has been developed. The plan addresses alternate sources of supply as well as increased safety stock levels. As a result, management has determined that any revenue loss due to Year 2000 would be immaterial. The Company's adjoining retail store location and Canadian warehouse operation purchased replacement systems. Full testing and implementation for both of these locations is on schedule for completion during the third quarter of 1999. Total cost to the Company for this initiative is approximately $200 thousand.

Both of the Company's exterior OEM automotive trim subsidiaries, Plastic Trim, Inc. and Starboard Industries, Inc. purchased replacement systems during 1998 and 1999, respectively. Full implementation of all systems for Plastic Trim, Inc. was completed during June 1999 and was rated Year 2000 ready at that time by their OEM customer task force. Questionnaires have been mailed and a contingency plan to address vendor supply interruptions is scheduled for completion during the third quarter of 1999. Year 2000 implementation costs to the Company totaled approximately $400 thousand.

Starboard Industries, Inc. purchased replacement systems during June 1999 with full implementation completed during July 1999. Total cost to the Company for this initiative was less than $100,000. All of the Company's manufacturing systems which are date sensitive systems are Year 2000 compliant. A vendor contingency plan is being developed which included soliciting all 30 key vendors for their Year 2000 readiness plans. Completion of the vendor contingency plan is scheduled for the third quarter of 1999.

                           PART II. OTHER INFORMATION

                           JPE, INC. (d/b/a ASCET INC)


Item 2.   Changes in Securities and Use of Proceeds

                 c. Pursuant to an Investment Agreement (the "Investment Agreement") dated April 28, 1999 among JPE, Inc. (the "Company"), ASC Holdings LLC ("ASC"), and Kojaian Holdings LLC ("Kojaian"), on May 27, 1999 the Company issued an aggregate of 1,952,352.19 shares of First Series Preferred Shares and 9,441,420 newly issued shares of common stock, each in equal proportions to ASC (50%) and Kojaian (50%).

                         As  a precondition  to the  consummation  of  the above
                         transaction, the Company's existing bank lenders (Comerica Bank, Bank One, Dayton, N.A., Bank One, N.A. (f/k/a NBD Bank), National Bank of Canada and Harris Trust and Savings Bank) (collectively, the "Bank Group")) agreed on May 27, 1999 to forgive $16.5 million of the Company's existing bank debt under the terms of the Company's Forbearance Agreement dated August 10, 1998, as amended. Pursuant to the Investment Agreement, the Company issued 20,650.115 First Series Preferred Shares to the Bank Group (on the same terms and conditions as granted to the public shareholders of common stock of the Company on the Record Date) on May 27, 1999 for $1,000 of consideration. In addition, the Company granted the Bank Group an aggregate of 77,437.937 Warrants entitling each holder the right to shares of First Series Preferred Shares of the Company. Each Warrant possesses an initial exercise price of $9.99 per First Series Preferred Share, subject to price adjustments based on the Final Actual EBITDA and the cost of certain environmental remediation for the 24 month period from May 27, 1999. The Warrants are exercisable for the 90 day period following the providing of notice by the Company to the holders thereof of the Final Actual EBITDA after the JPE Determination (as defined in the Investment Agreement).

                         Involving seven accredited investors, these transactions are exempt from registration pursuant to
                         Section 4(2) of the Securities Act of 1933 (the "Securities Act").

Item 5.    Other Information

                         Mike Kojaian and C. Michael Kojaian (the two members of Kojaian Holdings LLC ("Kojaian")) and Heinz C. Prechter (the sole member of ASC Holdings LLC ("ASC")) entered into a letter put agreement Dated May 27, 1999 (the "Original Put Agreement"). The Original Put Agreement provides that it is contemplated that following the consummation of the Investment Agreement, all of the outstanding shares of capital stock or all of the assets of Dott Industries, Inc., a Michigan corporation ("Dott"), would be acquired by (1) the Company and/or its subsidiaries or (2) one-half by ASC and one half by Kojaian for an aggregate purchase price of no less than $28 to $30 million (less the existing indebtedness of Dott if structured as a stock acquisition or merger (if structured as an asset purchase, Dott would use the proceeds to pay-off its existing indebtedness)) (the "Dott Acquisition"). Under the Original Put Agreement, each of Mike Kojaian and C. Michael Kojaian have the right to require Heinz C. Prechter (in his individual capacity) to purchase (through ASC or otherwise) all of the shares of the Company owned by Mike Kojaian and C. Michael Kojaian for the purchase price paid by them under the Investment Agreement (plus interest) if the Dott Acquisition is not consummated on or before June 30, 1999 (the "Put"). Either Mike Kojaian or C. Michael Kojaian may exercise the Put from any time beginning on June 30, 1999 and ending on July 30, 1999 (the
                         "Exercise Period"). The parties to the Original Put Agreement entered into a letter agreement (the "Amended and Restated Put Agreement") dated July 27, 1999 that restated the terms of the Original Put except that the Amended and Restated Put Agreement extended the Exercise Period through September 15, 1999.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:

                  10.1     Letter Agreement,  dated May 27, 1999, among Heinz C.
                           Prechter,   Mike   Kojaian  and  C.  Michael Kojaian,
                           filed with this report.

                  10.2 Amended and Restated Letter Agreement, dated July 27, 1999, among Heinz C. Prechter, Mike Kojaian and C. Michael Kojaian, filed with this report.

                  10.3 Subordinated Demand Revolving Credit Note, dated August 23, 1999, filed with this report.


          b.   Report on Form 8-K:


               On April 15, 1999, Registrant filed a report on Form 8-K, reporting (i) the sale of substantially all of the assets of JPE Canada Inc., an Ontario, Canada corporation and a wholly-owned subsidiary of the Registrant, to Ventra Group, Inc. and (ii) the sale of 100% of the issued and outstanding shares of common stock of Industrial & Automotive Fasteners, Inc., a Michigan corporation and wholly-owned subsidiary of the Registrant, to MacLean Acquisition Company.

               On June 8, 1999, Registrant filed a report on Form 8-K, reporting changes in control of Registrant. In accordance with the terms of an Investment Agreement dated April 28, 1999 among JPE, Inc., ASC Holdings LLC, and Kojaian Holdings LLC, the Company issued 1,952,352.19 shares of First Series Preferred Shares and 9,441,420 common shares in equal proportions to ASC Holdings LLC (50%) and Kojaian Holdings LLC (50%), for an aggregate purchase price of $18.4 million payable in cash.

               On June 30, 1999, Registrant filed a report on Form 8-K, reporting changes in Registrant's Certifying Accountant. On June 25, 1999, JPE, Inc. d/b/a ASCET INC engaged Ernst & Young LLP, independent auditors, as the Registrant's principal accountants to audit the Registrant's financial statements for the year ending December 31, 1999. Ernst & Young was engaged to replace PricewaterhouseCoopers LLP, independent accountants, who had previously been engaged for the same purpose, and whose dismissal was effective on June 25, 1999.

                           JPE, INC. (d/b/a ASCET INC)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            JPE, Inc. d/b/a ASCET INC


                            By:      /s/ Joseph E. Blake
                                     Joseph E. Blake
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)

Date:  August 23, 1999