Form 10-Q
period 1999-09-30
JPE INC
filed 1999-11-16
CIK 884637

================================================================================

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                               ----------------------

                                     FORM 10-Q
                                     ---------

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from ____________ to ___________
                  ----------------------------------------------------------


                         Commission file number 0-22580
                         ------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 1999, there were 14,043,600 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 24 pages, of which this is page 1.

================================================================================

                           JPE, INC. (d/b/a ASCET INC)

                                      INDEX



                                                                          Page
                                                                          ----

Part I.    Financial Information

     Item  1.  Financial  Statements
               Consolidated   Condensed  Balance  Sheets (Unaudited) .........3
               - At September 30, 1999 and 1998
               - At December 31, 1998

               Consolidated Condensed Statements of Operations
                and Comprehensive Operations (Unaudited) .....................4
               - For ASCET INC for the Three months ended
                 September 30, 1999 and for the
                 Predecessor Company for the Three
                 Months Ended September 30, 1998
               - For the Predecessor Company for the .........................5
                 Period From January 1, 1999 Through
                 May 27,  1999 and for ASCET INC for the Period From
                 May 28, 1999 Through September 30, 1999 and for the Predecessor Company for the Nine Months Ended
                 September 30, 1998

               Consolidated Condensed Statements of
               Shareholders' Equity (Unaudited) ..............................6
               - For the Nine Months Ended
                 September 30, 1999

               Consolidated Condensed Statements of
               Cash Flows (Unaudited) ........................................7
               - For the Predecessor Company for the
                 Period January 1, 1999 Through May 27, 1999 and for
                 ASCET  INC for the  Period  May  28,  1999  Through
                 September 30, 1999 and for the Predecessor Company for the Nine Months Ended September 30, 1998

              Notes to Unaudited Consolidated Condensed
              Financial Statements ........................................8-15

     Item 2.  Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations ........................15-22

Part II.   Other Information

     Item 6.    Exhibits and Reports ........................................23

           Signature ........................................................24

                                          PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements
                                            JPE, INC. (d/b/a ASCET INC)

                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                             ($ Amounts in Thousands)

                                                                           At September 30,           At Dec. 31,
                                                                         1999            1998            1998
                                                                         ----            ----            ----
                                                                              (Unaudited)              (Note A)
         ASSETS
Current assets:
     Cash and cash equivalents                                        $   358         $   408          $   394
     Accounts receivables trade, net                                   20,934          18,968           12,151
     Inventory, net                                                    20,228          26,141           18,572
     Other current assets                                               5,442           3,507            1,413
                                                                       ------         -------           ------

                  Total current assets                                 46,962          49,024           32,530

Investment in affiliated companies                                         --          27,232           14,661
Property, plant and equipment, net                                     30,133          22,138           20,963
Goodwill, net                                                           1,776           7,322            7,458
Other assets                                                              688             761            1,362
                                                                         ----          ------           ------

                  Total assets                                        $79,559        $106,477          $76,974
                                                                      =======        ========          =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current
       portion of long-term debt                                      $45,130        $104,024          $84,492
     Accounts payable trade                                             8,456          12,049            8,273
     Accrued liabilities and other
         current liabilities                                            3,410           4,140            2,580
                                                                      -------        --------          -------

                  Total current liabilities                            56,996         120,213           95,345

Deferred income taxes and other liabilities                             1,989             --             1,720
Long-term debt, non-current                                               274           1,643               50
                                                                      -------        --------          -------

                  Total liabilities                                    59,259         121,856           97,115
                                                                      -------        --------          -------

Shareholders' equity (deficit):
     Warrants                                                             293              --               --
     First Series Preferred Shares, no par value,
         3,000,000  authorized,  1,973,002  shares  issued  and
         outstanding  at September 30, 1999 and no shares issued
         and outstanding at September 30, 1998 and December 31, 1998   16,590              --               --
     Common stock, no par value, 15,000,000
         authorized,  14,043,600  shares issued and outstanding at
         September 30, 1999 and 4,602,180 issued and outstanding at
         September 30, 1998 and December 31, 1998                       2,355          28,051           28,051
     Accumulated other comprehensive loss                                  --            (336)            (336)
     Retained earnings (accumulated deficit)                            1,062         (43,094)         (47,856)
                                                                        -----         --------         --------

                    Total  shareholders'  equity   (deficit)           20,300         (15,379)         (20,141)
                                                                       ------         -------          -------

                    Total liabilities and shareholders' equity       $ 79,559        $106,477          $76,974
                                                                     ========        ========          =======


                               The  accompanying  notes  are an  integral  part of the
                                   consolidated condensed financial statements.

                                            JPE, INC. (d/b/a ASCET INC)

                                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE OPERATIONS
                              For the Three Months Ended September 30, 1999 and 1998
                                  ($ Amounts in Thousands, Except Per Share Data)
                                                    (Unaudited)

                                                                  Predecessor
                                               ASCET. INC           Company
                                              Three Months        Three Months
                                                 Ended               Ended
                                              September 30,       September 30,
                                                  1999                1998
                                                 ------               -----
Net sales                                        $38,005            $ 40,447
Cost of goods sold                                31,183              36,419
                                                 -------             -------

Gross profit                                       6,822               4,028

Selling, general and administrative expenses       5,009               7,394
Other expense (income)                              (223)              1,369
Affiliate companies' income                           --                (133)
Charges for subsidiaries under
     court ordered protection                                         26,555
Loss on sale of subsidiary                                             5,268
Interest expense, net                              1,166               3,176
                                                   -----              ------

Income (loss) from continuing operations before
     income taxes and extraordinary item             870             (39,601)
Income tax expense (benefit)                         321              (1,582)
                                                     ---              ------
Income (loss) from continuing operations             549             (38,019)
Discontinued operation:
    Income (loss) from operations of IAF              --                (125)
                                                    ----                -----
Net income (loss)                                    549             (38,144)
Other comprehensive expense:
     Foreign currency translation adjustment          --                 (44)
                                                  ------               ------

Comprehensive income (loss)                      $   549            $(38,100)
                                                  ======            =========

Basic  earnings (loss) per share from
     continuing operations:
         Common Shares                             $0.01              $(8.28)
                                                   =====              =======
         First Series Preferred Shares             $0.24              $    --
                                                   =====              =======
Earnings (loss) per share from continuing
     operations assuming dilution:
         Common Shares                             $0.00              $(8.28)
                                                   =====              =======
         First Series Preferred Shares             $0.22              $    --
                                                   =====              =======
Basic earnings (loss) per share:
         Common Shares                             $0.01              $(8.28)
                                                   =====              =======
         First Series Preferred Shares             $0.24              $    --
                                                   =====              =======
Earnings (loss) per share assuming dilution:
         Common Shares                             $0.00              $(8.28)
                                                   =====              =======
         First Series Preferred Shares             $0.22              $    --
                                                   =====              =======


                   The accompanying notes are an integral part
                     of the consolidated condensed financial
                                   statements.

                                            JPE, INC. (d/b/a ASCET INC)

                                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE OPERATIONS
                                  ($ Amounts in Thousands, Except Per Share Data)
                                                    (Unaudited)
                                              Predecessor
                                                Company      ASCET, INC      Predecessor
                                              Period From    Period From       Company
                                            January 1, 1999  May 28, 1999    Nine Months
                                             Through May 27,   Through           Ended
                                                 1999        September 30,   September 30,
                                           Restated (Note A)    1999             1998
                                               ---------        -----            ----
Net sales                                       $23,897         $52,018         $156,460
Cost of goods sold                               17,839          42,204          140,373
                                                 ------          ------          -------
Gross profit                                      6,058           9,814           16,087

Selling, general and administrative expenses      5,244           6,795           21,338
Other expense (income)                              682            (223)           1,556
Affiliate companies' (income) loss               (8,088)                            (133)
Charges for subsidiaries under court ordered
     protection                                                                   29,216
Loss on sale of subsidiary                                                         5,268
Interest expense, net                             2,703           1,550            9,255
                                                 ------           ------         -------

Income (loss) from continuing operations before
     income taxes and extraordinary items         5,517           1,692          (50,413)
Income tax expense (benefit)                        104             630           (1,496)
                                                    ---             ---           ------
Income (loss) from continuing operations
     before extraordinary items                   5,413           1,062          (48,917)
Discontinued operation:
     Income from operations of IAF                   58              --              109
     Loss on sale of IAF, net of
       operating income of $1,670                (2,321)             --               --
Extraordinary items:
     Forgiveness of debt and liabilities         18,272              --               --
                                                 ------            ----            -----

Net income (loss)                                21,422           1,062          (48,808)
Other comprehensive expense:
     Foreign currency translation adjustment         --              --              (65)
                                                -------           -----            ------

Comprehensive income (loss)                     $21,422         $ 1,062         $(48,873)
                                                =======          ======         =========

Basic  earnings (loss) per share from
     continuing operations before
     extraordinary items:
         Common Shares                             $0.68           $0.01         $(10.62)
                                                   =====           =====         ========
         First Series Preferred Shares           $    --           $0.47         $     --
                                                 =======           =====         ========
Earnings (loss) per share from continuing
     operations before extraordinary items
     assuming dilution:
         Common Shares                             $0.68           $0.01         $(10.62)
                                                   =====           =====         =======
         First Series Preferred Shares           $    --           $0.42         $    --
                                                 =======           =====         =======
Basic earnings (loss) per share:
         Common Shares                             $0.68           $0.01         $(10.62)
                                                   =====           =====         =======
         First Series Preferred Shares           $    --           $0.47         $    --
                                                 =======           =====         =======
Earnings (loss) per share assuming dilution:
         Common Shares                             $0.68           $0.01         $(10.62)
                                                   =====           =====         =======
         First Series Preferred Shares           $    --           $0.42              --
                                                 =======           =====         =======


                   The accompanying notes are an integral part
                     of the consolidated condensed financial
                                   statements.

                                            JPE, INC. (d/b/a ASCET INC)

                             CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             ($ Amounts in Thousands)
                                                    (Unaudited)

                                                                 PREDECESSOR COMPANY

                                                                                            Net income
                                                                                          for the period           Balances at
                                    Balances at        Foreign            Issuance          January 1 to             May 27,
                                    December 31,       Currency             to the          May 27, 1999               1999
                                         1998         Translation         Bank Group      Restated (Note A)     Restated (Note A)
                                         ----         -----------         ----------      -----------------     -----------------
Common Stock:
Shares Outstanding                         4,602                                                                      4,602
Amount                                  $ 28,051                                                                   $ 28,051

First Series Preferred Shares:
Shares Outstanding                            --                                 21                                      21
Amount                                        --                             $  177                                $    177

Warrants:
Warrants Outstanding                          --                                 77                                      77
Amount                                        --                             $   54                                $     54

Accumulated Other Comprehensive Loss    $   (336)       $ 336                                                            --

Retained Earnings (Deficit)             $(47,856)                                          $ 21,422                $(26,434)
                                        -----------------------------------------------------------------------------------
Total Shareholder Equity                $(20,141)       $ 336                $  231        $ 21,422                $  1,848
                                        ====================================================================================


                                                                      ASCET INC
                                      Balances at       Predecessor                 Net income
                                        May 27,        Investment  Shareholders  for the period      Balances at
                                          1999            New         Basis        May 28 to        September 30,
                                   Restated (Note A)  Shareholders    Change    September 30, 1999     1999
                                   -----------------  ------------    ------    ------------------     ----
Common Stock:
Shares Outstanding                    4,602              9,442                                        14,044
Amount                             $ 28,051            $ 2,287        $(27,983)                      $ 2,355

First Series Preferred Shares:
Shares Outstanding                       21              1,952                                         1,973
Amount                             $    177            $16,413                                       $16,590

Warrants:
Warrants Outstanding                     77                                346                           423
Amount                             $     54                           $    239                       $   293

Accumulated Other Comprehensive Loss     --                                                               --

Retained Earnings (Deficit)        $(26,434)                          $ 26,434    $1,062             $ 1,062
                                   ---------------------------------------------------------------------------

Total Shareholder Equity           $  1,848            $18,700        $ (1,310)   $1,062             $20,300
                                   ===========================================================================

                   The accompanying notes are an integral part
                     of the consolidated condensed financial
                                   statements.


                                            JPE, INC. (d/b/a ASCET INC)

                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              ($ Amounts in Thousands)
                                                    (Unaudited)

                                                              Predecessor
                                                                Company          ASCET, INC    Predecessor
                                                               Period From      From Period      Company
                                                            January 1, 1999    May 28, 1999     Nine Months
                                                             Through May 27,     Through          Ended
                                                                   1999        September 30,   September 30,
                                                            Restated (Note A)     1999             1998
                                                            -----------------     ----             ----
Cash flows from operating activities:
     Net income (loss)                                         $ 21,422          $ 1,062          $(48,808)
     Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
           Extraordinary items, forgiveness of debt
             and liabilities                                    (18,272)              --               --
           Depreciation and amortization                          1,233            1,231             7,765
           Loss on sale of assets                                 2,549               --             5,268
           Write-down of assets                                      --               --            24,518
           Affiliate companies' income                           (8,088)              --                --
           Other                                                     98              549               559
           Changes in operating assets and liabilities:
           Accounts receivable                                   (2,306)             100             7,202
           Inventory                                                279              171             3,602
           Other current assets                                     924             (197)              405
           Accounts payable                                       2,120           (1,236)           (2,726)
           Accrued liabilities and income taxes                    (617)          (1,745)            1,642
           Deferred income taxes                                      2              549               763
                                                                      -              ---               ---
                  Net cash provided by (used for)
                      operating activities                         (656)             484               190

Cash flows from investing activities:
     Purchase of property and equipment                            (275)            (912)           (2,945)
     Other                                                           --              (50)
     Cash proceeds from sale of Industrial &
         Automotive Fasteners, Inc.                              20,000               --                --
     Cash loaned to equity investees                            (13,980)              --                --
                                                                -------             ----              ----
                  Net cash provided by (used for)
                      investing activities                        5,745             (962)           (2,945)

Cash flows from financing activities:
     Net borrowings under demand notes                               --           45,027                --
     Net borrowings (payments) under revolving loan              (1,742)         (66,257)               62
     Net borrowings under Canadian credit facility                   --               --             3,983
     Repayments of other debt                                        (6)             (48)             (558)
     Issuance of First Series Preferred Shares                        1           16,413                --
     Issuance of common stock                                        --            1,965                --
                                                                  -----            -----              ----
                   Net cash provided by (used for)
                      financing activities                       (1,747)          (2,900)            3,487

     Effect of currency translation on cash                          --               --              (353)
                                                               --------        ---------            -------
Cash and cash equivalents:
     Net increase (decrease) in cash                              3,342           (3,378)              379
     Cash, beginning of period                                      394            3,736                29
                                                                    ---            -----                --

     Cash, end of period                                       $  3,736          $   358          $    408
                                                               ========          =======          =========

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

                           JPE, INC. (d/b/a ASCET INC)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of both a normal recurring and nonrecurring items considered necessary for a fair presentation have been included, except as disclosed below. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

         In accordance with the terms of an Investment Agreement (the "Investment Agreement") dated April 28, 1999 among JPE, Inc. (the "Company"), ASC Holdings LLC ("ASC"), and Kojaian Holdings LLC
         ("Kojaian"), the Company issued 1,952,352.19 shares of First Series Preferred Shares on May 27, 1999 (the "Closing Date"), in equal proportions to ASC (50%) and Kojaian (50%), for an aggregate purchase price of $16,413,274 payable in cash. In addition, pursuant to the Investment Agreement, on May 27, 1999 ASC and Kojaian (in equal proportions) subscribed and paid for 9,441,420 newly issued shares of common stock for an aggregate purchase price of $1,986,726 payable in cash. The immediate effect of these transactions ("Investment Transaction") transferred (a) approximately 47.5% of the voting securities of the Company to Kojaian, (b) approximately 47.5% of the voting securities of the Company to ASC. Pursuant to the terms of a Shareholders Agreement dated as of May 27, 1999 between ASC and Kojaian, the parties, among other things, agreed to cooperate in the voting of their shares of the Company, including regarding the nomination and election of members to the Board of Directors and at shareholder meetings. The Shareholders Agreement also provided that neither ASC nor Kojaian may sell their securities in the Company without the prior written consent of the other. In addition, the Shareholders Agreement provides that upon a deadlock or an impasse between the parties or their nominees to the Board of Directors regarding a material issue lasting longer than 90 days, that the parties agreed to sell to a third party purchaser the Company or all or substantially all of its assets, subject to certain terms and conditions (all as more particularly defined in the Shareholders Agreement). Thus, as of May 27, 1999, each of ASC and Kojaian currently beneficially owned approximately 95% of the voting securities of the Company.

         ASC and Kojaian terminated the Shareholder's Agreement on August 30, 1999 pursuant to the terms of a letter agreement regarding the purchase of JPE, Inc. Capital Stock. The members of ASC, (Heinz C. Prechter), and the members of Kojaian, (Mike Kojaian, and C. Michael Kojaian), entered into a letter put agreement dated May 27, 1999 (the "Put Agreement"). The Put Agreement provides that it is contemplated that following the consummation of the Investment Transaction, all of DOTT Inc., a Michigan corporation ("DOTT"), would be acquired by (1) the Company and/or its subsidiaries or (2) one-half by ASC and one half by Kojaian, for an aggregate purchase price of no less than $28 to $30 million (less the existing indebtedness of DOTT if structured as a stock acquisition or merger (if structured as an asset purchase, DOTT would use the proceeds to pay-off its existing indebtedness)) (the "DOTT Acquisition"). Under the Put Agreement, each of Mike Kojaian and C. Michael Kojaian had the right to require Heinz C. Prechter (in his individual capacity) to purchase (through ASC or otherwise) all of the shares of the Company owned by Mike Kojaian and
         C. Michael Kojaian for the purchase price paid by them under the Investment Transaction (plus interest) if the DOTT Acquisition was not consummated on or before June 30, 1999 (the "Put"). Either Mike Kojaian or C. Michael Kojaian had the right to exercise the Put from any time beginning on June 30, 1999 and ending on the thirtieth day following June 30, 1999. The Put Agreement was amended and restated on July 27, 1999 to extend the exercise date from July 30, 1999 to September 15, 1999. On August 30, 1999 Mike Kojaian and C. Michael Kojaian and Heinz C. Prechter entered into a letter agreement regarding the purchase of JPE, Inc. Capital Stock (the "Agreement"), pursuant to which Heinz C. Prechter agreed to purchase 4,720,710 common shares and 976,176.095 First Series Preferred Shares of the Company from Kojaian for the purchase price paid by Kojaian under the Investment Transaction (without interest). The Agreement is subject to the consent of Comerica Bank, the Company's lender, which consent is expected to be forthcoming no later than the end of November, 1999. Assuming the consent of Comerica Bank, upon consummation of the Agreement, ASC directly and Heinz C. Prechter, indirectly through ASC, will own a total of 9,441,420 common shares and 1,952,352.19 First Series Preferred Shares of the Company, constituting approximately 95% of the beneficial interests of the Company. The Agreement supersedes all previous agreements between the parties regarding the purchase of such capital stock, including the Put Agreement dated May 27, 1999, as amended on July 27, 1999. In addition, the Agreement terminated the Shareholders Agreement dated as of May 27, 1999 between ASC and Kojaian.

         In accounting for the transactions under the Investment Agreement, the Company has applied purchase accounting as prescribed by Accounting Principles Board Opinion 16 and Securities Exchange Commission Staff Accounting Bulletin 54. Under this accounting method the difference between the purchase price and the sum of the fair value of tangible and identifiable intangible assets less liabilities assumed was recorded as goodwill. The goodwill recorded at the acquisition date was $2.3 million, which has been adjusted during the quarter ended September 30, 1999 to $1.8 million to reflect payment of additional legal fees and elimination of certain accruals for estimated expenses as of the closing date, May 27, 1999. In addition, net earnings for the Predecessor Company for the period January, through May 27, 1999 has been restated from $20,877 thousand to $21,422 thousand to reflect these adjustments.

         Accordingly, the consolidated financial statements for periods prior to May 27, 1999 are not necessarily comparable to the consolidated financial statement presented after that date. The Company is now operating under the assumed name of ASCET INC, which represents ASC Exterior Technologies.

B.       Warrants:

         The Investment Agreement provides that the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") are entitled to receive warrants (the "Warrants") entitling the holder the right to purchase .075 shares of First Series Preferred Shares of the Company for each share of common stock held on the Record Date. The Warrants carry an initial exercise price of $9.99 per First Series Preferred Share, subject to price adjustments based on the Final Actual EBITDA and the cost of certain environmental remediation for the 24 month period from the acquisition date. The Warrants are exercisable for a 90 day period following the providing of notice by the Company to the holders thereof of the Final Actual EBITDA after the JPE Determination (as defined in the Investment Agreement).

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

C.       Forgiveness of Bank Debt:

         As a precondition to consummation of the Investment Agreement, the Company's existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16.5 million forgiveness of the Company's existing bank debt, under the terms of the Company's Forbearance Agreement dated August 10, 1998, as amended. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 shares of First Series Preferred Shares to the Bank Group on May 27, 1999 for $1,000 of consideration. In addition, the Company granted the existing bank lenders warrants to purchase 77,437.937 First Series Preferred Shares (which contain the same terms and conditions as granted to the shareholder of common stock of the Company on the Record Date except the exercise price per First Series Preferred Share is approximately $8.16).

         The Company has determined the fair value of the First Series Preferred Shares issued to the Bank Group to be $177.5 thousand based on the same price per share paid by ASC and Kojaian. The Warrants issued to the Bank Group have a fair value of $53.6 thousand computed in the same method used for shareholders of record. These amounts reduce the forgiveness of the bank debt, resulting in an extraordinary item of $16.3 million or $3.53 per share. The Company has utilized its net operating loss carryforward to offset the taxable income from the forgiveness of debt and liabilities.

D.       Investment in U.S. Affiliate Companies:

         JPE's subsidiaries, Plastic Trim, Inc. ("PTI") and Starboard Industries, Inc. ("Starboard"), were debtors-in-possession under Chapter 11 of the Federal Bankruptcy Code (see Note F for discussion of JPE Canada (JPEC)). Under these conditions, generally accepted accounting principles did not allow the Company to consolidate these subsidiaries from September 15, 1998, the date of filing their voluntary petitions with the Bankruptcy Court. In this regard, the Company utilized the equity method of accounting in preparing the financial statements for these subsidiaries for the quarter ended September 30, 1998. The Company applied the accounting treatment under various Financial Accounting Standards to write down the assets of these subsidiaries to estimated net realizable value. The following adjustments were recorded to these balance sheet accounts as of September 30, 1998:


                                              PTI      SBI      JPEC     Total
                                              ---      ---      ----     -----
         Goodwill                           $13,222  $ 5,333   $   --   $18,555
         Fixed assets                         8,000       --       --     8,000
         Accounts receivable                  1,156      350       --     1,506
         Inventory                            1,759       --       --     1,759
         Patents                                 --       --    1,300     1,300
         Loan guarantee                          --       --    1,361     1,361
         Other assets                            --       --      100       100
                                             ------   ------   ------    ------
               Total                        $24,137  $ 5,683   $2,761   $32,581
                                            =======  =======   ======   =======


         These charges have been reflected on the income statement for the nine months ended September 30, 1998 in the following captions:


         Cost of sales                      $ 1,759       --       --   $ 1,759
         Selling, general and administrative 1,156 $ 350 $ 100 1,606 Charges for subsidiaries
           under court ordered protection    21,222    5,333    2,661    29,216
                                             ------   ------   ------   -------
             Total                          $24,137   $5,683   $2,761   $32,581
                                            =======   ======   ======   =======


         On February 25, 1999, both PTI and Starboard filed a Plan of Reorganization and Disclosure Statement with the Court. In connection with the Investment Transaction (see Note A), the reorganization plans of the Company's subsidiaries, PTI and Starboard, which were confirmed by the Bankruptcy Court on April 16, 1999, became effective on May 27, 1999. Certain vendors of these subsidiaries agreed to accept 30% of their pre-bankruptcy account balances as a part of the reorganization plans. The net gain as a result of the forgiveness of certain liabilities was $3.8 million, is included in the caption "Affiliates companies', (income) loss" for the period January 1, 1999 to May 27, 1999. These subsidiaries are included in the consolidated financial statements effective May 28, 1999 for ASCET INC. The results of operations before the extraordinary items of forgiveness of debt and liabilities for the period January 1 through May 27, 1999 was as follows (amounts in thousands):

                                               PTI            Starboard             Total
                                        Restated (Note A)  Restated (Note A)   Restated (Note A)
         Sales                                $33,162          $10,771              $43,933
         Cost of sales                         29,619            8,430               38,049
                                             --------        ---------             --------
         Gross profit                           3,543            2,341                5,884
         Selling, general and
           administrative expense               2,269              591                2,860
         Other reorganization expenses            624              180                  804
                                            ---------        ---------            ---------
         Income before interest,
           taxes and extraordinary items          650            1,570                2,220
         Interest expense                         438              107                  545
         Income tax expense                         1               --                    1
                                             --------        ---------            ---------
         Income (loss) before
           extraordinary items                $   211         $  1,463             $  1,674
                                              =======         ========             ========

E.       Sale of Allparts, Inc.:

         On October 28, 1998, the Company completed the sale of substantially all of the assets of its wholly-owed subsidiary, Allparts, Inc., to R&B, Inc. for $10.1 million and assumption of trade and accrued liabilities of $1.5 million, for a total sales price of $11.6 million. The expenses related to this transaction totaled $242 thousand. The assets of Allparts, Inc. on October 28, 1998 totaled $16.6 million. The loss on the sale of Allparts, Inc. was $5.2 million and the net proceeds of $9.9 million were used to pay down debt. Revenue for Allparts Inc. for the three months and nine months ended September 30, 1998 was $4.6 million and $14 million, respectively. Net income from operations for the three months and nine months ended September 30, 1998 was $86 thousand and $257 thousand, respectively.

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

G.       Discontinued  Operations  and Sale of Industrial & Automotive
         Fasteners, Inc.:

         On March 26, 1999, JPE sold the stock of Industrial & Automotive Fasteners, Inc. ("IAF"), its fastener segment, to MacLean Acquisition Company for approximately $20.0 million. The sales agreement required certain vendors to compromise their accounts receivable from IAF to 30% of the outstanding balance which resulted in an extraordinary gain of $2.0 million or $.44 per share. The net proceeds of $19.2 million from this sale were used to pay down U.S. Bank debt. The measurement date for discontinued operation was February 5, 1999, the date that the Board of Directors and the lenders approved the letter of intent. IAF's income from operations prior to the measurement date was $58 thousand, or $.01 per share. The loss on sale was $4.0 million, offset by income from operations after the measurement date of $1.7 million, resulting in a net loss of $2.3 million, or $.50 per share. The Company has allocated interest to the operations of IAF based on the net proceeds received from the sale in accordance with Emerging Issue Task Force Issue No. 87-24.

         Revenue for IAF for the three month period ended March 31, 1999 was $10.0 million, for the year ended December 31, 1998 was $38.3 million, and for the three months and nine months ended September 30, 1998 was $8.7 and $28.8 million, respectively.

H.       Pro Forma Operating Results:

         The following Unaudited Pro Forma for the Nine Months Ended September 30, 1999 and 1998 assumes that the transactions and events described in Notes A through G had occurred prior to January 1, 1998. The significant adjustments relate to the difference in depreciation, goodwill amortization and lower interest expense based on the lower borrowings (amounts in thousands):

                                                              Nine Months Ended
                                                                 September 30,
                                                                 -------------
                                                             1999
                                                       Restated (Note A)       1998
                                                       -----------------       ----
         Net sales                                          $119,849        $119,896
         Cost of sales                                        97,569         100,868
         Selling expense                                      14,795          15,481
         Other expense (income)                                 (223)          1,243
         Interest expense                                      3,902           4,379
         Income taxes (benefit)                                1,436            (652)
                                                            --------         -------
         Income (loss) from
           continuing operations                            $  2,370         $(1,423)
                                                            ========         ========
         Basic earnings (loss) per share from
           continuing operations:
                  Common Shares                             $    .02         $  (.01)
                                                            ========         ========
                  First Series Preferred Shares             $   1.05         $  (.63)
                                                            ========         ========
               Earnings (loss) per share assuming dilution:
                  Common Shares                             $    .02         $  (.01)
                                                             =======         ========
                  First Series Preferred Shares             $    .94         $  (.57)
                                                            ========         ========

I.       Inventory:

         Inventories by component are as follows (amounts in thousands):

                            September 30, 1999  September 30, 1998 Dec. 31, 1998
                            ------------------  ------------------ -------------

         Finished goods           $13,562             $16,616           $13,291
         Work in process            1,513               1,232             1,411
         Raw material               5,153               5,476             1,606
         Tooling                       --               2,817             2,264
                                 --------              ------            ------
                                  $20,228             $26,141           $18,572
                                  =======             =======           =======
J.       Financing:

         The Company's debt financing is provided by a $56.3 million demand loan from Comerica Bank (the "Comerica Facility"). The Company has executed three promissory notes in the amounts of $6.3 million, $20 million, and $30 million, each providing for borrowing options at either a Prime based rate plus 1/2% to 1% or LIBOR plus 3% to 3 1/2%. LIBOR borrowings for 1 to 6 months are permitted at the option of the Company. Advances under the $30 million demand note are subject to a borrowing base restriction equal to 80% of eligible trade receivables and 50% of eligible inventory or $9 million. There are no restrictions on advances under either the $6.3 million or $20 million demand notes. Borrowings under the three promissory notes are secured by the Company's cash deposits, trade receivables, inventory, and personal property, as well as guaranties from ASC Holdings LLC and Kojaian Holdings LLC. The source of collateral for each is the common shares and preferred shares of stock of the Company held by the respective shareholders.

         Effective July 1, 1999, the $6.3 million demand note requires monthly principal payments of $131,250. Beginning November 15, 1999, the $20 million demand note requires quarterly principal payments equal to 75% of the preceding quarter's excess cash flow, defined as after-tax net income, less principal note payments, plus depreciation and amortization expense. Required covenants under the Comerica Facility are the submissions of quarterly and annual financial statements and projections within a prescribed time period and a monthly borrowing base. There are no financial covenants required by the terms of the Comerica Facility. Current borrowings at September 30, 1999 under the Comerica Facility are $45 million. At September 30, 1999, unused borrowing capacity under the Company's $30 million demand note was $4.6 million.

        In addition, the Company is able to supplement any working capital needs not satisfied by the Comerica Facility through a $3 million demand note dated August 23, 1999 from ASC Incorporated, an affiliate of ASC. Advances are permitted up to $3 million and are unsecured and subordinated to advances made under the Comerica Facility. Interest accrues at prime plus 1 1/2% and is payable quarterly. As of September 30, 1999 there were no advances made under this note.

K.       Other Expenses (Income):

         JPE, Inc., the Predecessor Company, has included in Other Expense for the period January 1, 1999 to May 27, 1999 the costs related to the negotiation of the Investment Agreement and other professional costs associated with the bankruptcy proceedings. For the nine months ended September 30, 1999, Other Income includes a gain on settlement of a vendor dispute related to the Company's aftermarket operations and an insurance refund.

L.       Earnings Per Share:

         The issuance of the First Series Preferred Shares resulted in ASCET INC having a participating security. In accordance with Statement of Financial Accounting Standards No. 128 - Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the Common Stock. Shares outstanding for the computation of basic earnings per share was 14,043,600 common shares and for the First Series Preferred Shares of 1,973,002.305. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. The Common Stock stock options outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution. The Warrants for the First Series Preferred Shares have the effect of increasing the denominator in the earnings per share calculation by 255,435 shares, 275,910 shares and 259,157 shares, for the periods January 1 to September 30, 1999, May 28 to September 30, 1999 and July 1 to September 30, 1999, respectively.

         Earnings per share, prior to the Investment Transaction was computed based 4,602,180 shares outstanding and stock options had no effect assuming dilution.

M.       Income Taxes:

         The Predecessor Company has sustained $22.9 million of taxable net operating loss carryovers for the periods prior to May 27, 1999. Of this amount, $22.1 million was used to offset taxable income associated with the bank debt forgiveness and vendor liability settlements. The $ .8 million of remaining taxable loss carryover is subject to certain limitations as a result of the purchase and its utilization is dependent on the Company's future profitability. This may prevent full utilization of these losses during the carryover period, and as such, the Company has recorded a $ .3 million valuation reserve related to the tax benefits associated with such losses. The Company's 37.2% effective tax rate for the post-acquisition period May 28 through September 30, 1999, represents all periods subsequent to the Investment Transaction by ASC Holdings LLC and Kojaian Holdings LLC, computed at regular tax rates.

         Deferred tax assets and  liabilities  of the  Predecessor  Company have been recognized on the balance sheet as required by purchase accounting. The deferred tax assets of approximately $6.1 million have been reduced by a $3.1 million valuation reserve, and deferred tax liabilities of $2.7 million have been recorded. If in subsequent periods, the valuation reserve related to the May 27, 1999 deferred tax assets can be reduced, the effect will be to reduce goodwill before any benefit is realized in the Consolidated Statement of Operations.

N.       Segment Information:

         In 1998, the Predecessor Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Predecessor Company had managed and reported its operating activities under three segments: Trim Products, Fasteners, and Truck and Automotive Replacement Parts. The Trim Products segment consists of decorative and functional exterior trim sold to Original Equipment Manufacturers ("OEM's"). Fasteners are decorative, specialty and standard wheel nuts sold to the OEM's and to the replacement market. The Truck and Automotive Replacement Parts segment consists of heavy-duty vehicle undercarriage parts and brake systems for the automotive industry. The Predecessor Company sold its brake systems segment during 1998 ( see Note E). In 1999, the Predecessor Company also sold a portion of its Trim Products segment (see Note F) and its Fasteners segment (see Note
         G). Information for the Fastener segment has been excluded as it is accounted for as discontinued operations.

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

         Information by operating segment is provided below for JPE, Inc. as Predecessor Company for the period January 1, to May 27, 1999 and for the three months and nine months ended September 30, 1999 for ASCET INC as Successor Company (amounts in thousands):

                                      For The Three Months Ended September 30

                                                 Trim   Replacement
                                               Product     Parts       Total
                                               -------     -----       -----
         Sales to unaffiliated customers
           1999                                $23,707    $14,298   $  38,005
           1998                                $18,861    $21,585   $  40,446

         Segment profit (loss)
           1999                                $ 1,371    $ 1,318   $   2,689
           1998                                $(4,601)   $ 1,807   $  (2,794)

         Segment assets
           September 30, 1999                  $ 47,099   $28,626   $  75,725
           September 30, 1998                  $     --   $53,669   $  53,669

                                      For The Nine Months Ended September 30

                                          Trim     Replacement
                                        Products       Parts          Total
                                        --------       -----          -----
         Sales to unaffiliated customers
           January 1 to May 27, 1999     $   --        $23,897       $   23,897
           May 28 to September 30, 1999  $32,535       $19,483       $   52,018
           1998                          $85,730       $70,729       $  156,459

         Segment profit (loss)
           January 1 to May 27, 1999    $     --       $ 1,266       $   1,266
           May 28 to September 30, 1999 $  2,384       $ 1,745       $   4,129
           1998                         $ (8,072)      $ 5,267       $  (2,805)

         A reconciliation of segment profit (loss) for reportable segments to income (loss) from continuing operations before taxes and extraordinary items is as follows:

                                    Predecessor                           Predecessor
                                 Restated (Note A) ASCET INC       Three              Nine
                                     January 1,     May 28,        Months            Months
                                      1999 to       1999 to        Ended             Ended
                                      May 27,     September 30,  September 30,   September 30,
                                       1999           1999          1998              1998
                                       ----           ----          ----              ----

         Segment profit (loss)         $1,266         $4,129        $ (2,794)         $ (2,805)

         Other income (expense)          (682)           223         (33,192)          (36,040)

         Affiliate companies' income    8,088             --             133               133

         Corporate expense               (452)        (1,110)           (572)           (2,446)

         Interest expense              (2,703)        (1,550)         (3,176)           (9,255)
                                       ------         ------          ------            ------
         Income (loss) from continuing
           operations before taxes
           and extraordinary items     $5,517         $1,692        $(39,601)         $(50,413)
                                       ======         =======       =========         =========


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

Recent Information

In accordance with the terms of an Investment Agreement (the "Investment Agreement") dated April 28, 1999 among JPE, Inc. (the "Company"), ASC Holdings LLC ("ASC"), and Kojaian Holdings LLC ("Kojaian"), the Company issued 1,952,352.19 shares of First Series Preferred Shares on May 27, 1999, in equal proportions to ASC (50%) and Kojaian (50%), for an aggregate purchase price of $16,413,274 payable in cash. In addition, pursuant to the Investment Agreement, on May 27, 1999 ASC and Kojaian (in equal proportions) subscribed and paid for 9,441,420 newly issued shares of common stock for an aggregate purchase price of $1,986,726 payable in cash. The immediate effect of these transactions ("Investment Transaction") transferred (a) approximately 47.5% of the voting securities of the Company to Kojaian, (b) approximately 47.5% of the voting securities of the Company to ASC, and pursuant to the terms of a Shareholders Agreement dated as of May 27, 1999 between ASC and Kojaian, the parties, among other things, agreed to cooperate in the voting of their shares of the Company, including regarding the nomination and election of members to the Board of Directors and at shareholder meetings. The Shareholders Agreement also provided that neither ASC nor Kojaian may sell their securities in the Company without the prior written consent of the other. In addition, the Shareholders Agreement provided that upon a deadlock or an impasse between the parties or their nominees to the Board of Directors regarding a material issue lasting longer than 90 days, that the parties agreed to sell to a third party purchaser the Company or all or substantially all of its assets, subject to certain terms and conditions (all as more particularly defined in the Shareholders Agreement). Thus, as of May 27, 1999, each of ASC and Kojaian currently beneficially own approximately 95% of the voting securities of the Company.

ASC and Kojaian terminated the Shareholder's Agreement on August 30, 1999 pursuant to the terms of a letter agreement regarding the purchase of JPE, Inc. Capital Stock. The member of ASC, (Heinz C. Prechter), and the members of Kojaian, (Mike Kojaian, C. Michael Kojaian), entered into a letter put agreement dated May 27, 1999 (the "Put Agreement"). The Put Agreement provides that it is contemplated that following the consummation of the Investment Transaction, all of DOTT Inc., a Michigan corporation ("DOTT"), would be acquired by (1) the Company and/or its subsidiaries or (2) one-half by ASC and one half by Kojaian, for an aggregate purchase price of no less than $28 to $30 million (less the existing indebtedness of DOTT if structured as a stock acquisition or merger (if structured as an asset purchase, DOTT would use the proceeds to pay-off its existing indebtedness)) (the "DOTT Acquisition"). Under the Put Agreement, each of Mike Kojaian and C. Michael Kojaian had the right to require Heinz C. Prechter (in his individual capacity) to purchase (through ASC or otherwise) all of the shares of the Company owned by Mike Kojaian and C. Michael Kojaian for the purchase price paid by them under the Investment Transaction (plus interest) if the DOTT Acquisition was not consummated on or before June 30, 1999 (the "Put"). Either Mike Kojaian or C. Michael Kojaian had the right to exercise the Put from any time beginning on June 30, 1999 and ending on the thirtieth day following June 30, 1999. The Put Agreement was amended and restated on July 27, 1999 to extend the exercise date from July 30, 1999 to September 15, 1999. On August 30, 1999 Mike Kojaian and C. Michael Kojaian and Heinz C. Prechter entered into a letter agreement regarding the purchase of JPE, Inc. Capital Stock (the "Agreement"), pursuant to which Heinz C. Prechter agreed to purchase 4,720,710 common shares and 976,176.095 First Series Preferred Shares of the Company from Kojaian for the purchase price paid by Kojaian under the Investment Transaction (without interest). The Agreement is subject to the consent of Comerica Bank, the Company's lender, which consent is reasonably expected to be forthcoming no later than the end of November, 1999. Assuming the consent of Comerica Bank, upon consummation of the Agreement, ASC directly and Heinz C. Prechter, indirectly through ASC, will own a total of 9,441,420 common shares and 1,952,352.19 First Series Preferred Shares of the Company, constituting approximately 95% of the beneficial interests of the Company. The Agreement supersedes all previous agreements between the parties regarding the purchase of such capital stock, including the Put Agreement dated May 27, 1999, as amended on July 27, 1999. In addition, the Agreement terminated the Shareholders Agreement dated as of May 27, 1999 between ASC and Kojaian.

In accounting for the transactions under the Investment Agreement, the Company has applied purchase accounting as prescribed by Accounting Principles Board Opinion 16 and Securities Exchange Commission Staff Accounting Bulletin 54. Under this accounting method the difference between the purchase price and the sum of the fair value of tangible and identifiable intangible assets less liabilities assumed was recorded as goodwill. The goodwill recorded at the acquisition date was $2.3 million, which has been adjusted during the quarter ended September 30, 1999 to $1.8 million to reflect payment of additional legal fees and elimination of certain accruals for estimated expenses as of the closing date, May 27, 1999. In addition, net earnings for the Predecessor Company for the period January, through May 27, 1999 has been restated from $20,877 thousand to $21,422 thousand to reflect these adjustments.

Accordingly, the consolidated financial statements for periods prior to May 27, 1999 are not necessarily comparable to the consolidated financial statements presented after to that date. The Company is now operating under the assumed name of ASCET INC, which represents ASC Exterior Technologies.

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

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company sets forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result, among other things, of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) operational difficulties encountered during the launch of major new OEM programs; (iii) the impact on operations and cash flows of labor strikes at the Company's OEM customers; (iv) the availability of funds to the Company to continue operations and provide for capital expenditures, and
(v) general economic conditions, such as recession, inflation or rising interest rates directly or indirectly affecting the demand for OEM products and aftermarket customers.

Results of Operations

The management discussion of the results of operations has been structured to compare the same operating units of the Predecessor Company, JPE, Inc. with those entities that remain parts of the Successor Company, ASCET INC to provide meaningful comparisons. The segment discussion through operations have been adjusted to reflect Plastic Trim, Inc. "PTI" and Starboard Industries, Inc. "SBI" in the Trim Segment on a consolidated basis, instead of the equity method.

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

ASCET INC operating locations, net sales for the quarter ended September 30, 1999 and 1998 were as follows (in thousands):

                                        1999                    1998
                                        ----                    ----

Trim Products                        $23,707                 $14,502
Replacement Parts                     14,298                  16,994
                                     -------                 -------

Total                                $38,005                 $31,496
                                     =======                 =======

The increase of sales in the Trim Segment of 63.5% is attributable to additional sales of new programs starting in the second half of 1998. The sales for Trim Segment in 1998 were negatively impacted by $6.5 million for a strike at GM which began in June, 1998 and ended in August 1998. The sales decrease in the Replacement Part Segment of 15.9% is attributable to lost of heavy-duty brake drum business and lost customers due to the bankruptcy filings by subsidiaries of the Company. Some of the customers of the Replacement Parts business elected to dual source their product requirements, since the bankruptcy filing, in order to assure adequate supply.

In the three months ended September 30, 1998, sales by entities that were divested, by segment, were the following (in thousands):

Trim Products                        $ 4,359
Fasteners (Discontinued Operations)    8,703
Replacement Parts                      4,591
                                     -------

Total                                $17,653

None of these entities had any sales in the quarter ended September 30, 1999.

Gross profit was $6,822 thousand, or 18% of sales, for the quarter ended September 30, 1999 compared to $3,637 thousand, or 11.5% of sales, for the same quarter last year for the same operating locations on a consolidated basis. The gross profit (loss) by segment is as follows (in thousands):

                                        1999                    1998
                                        ----                    ----

Trim Products                        $ 2,953                 $  (826)
Replacement Parts                      3,869                   4,463
                                     -------                 -------

Total                                $ 6,822                 $ 3,637
                                     =======                 =======

The gross profit (loss) percentage for the Trim Product Segment was 12.5% and (5.7)% for the quarters ended September 30, 1999 and 1998, respectively. The increase in the gross profit percentage was attributable to a customer mix change at Starboard, lower scrap rates at PTI and the effect that the GM strike in 1998 had on absorbing fixed overhead.

The gross profit as percentage of sales for the Replacement Parts Segment is 27.1%, compared to 26.3% for the three months ended September 30, 1999 and 1998, respectively. The higher margin is primarily attributable to the elimination of the heavy-duty drum business which was a low margin product line. The dollar decrease in gross profit is attributable to the lower sales volume.

Selling, general and administrative (SGA) expenses for the quarter ended September 30, 1999 were $5,009 thousand or 13.2% of sales compared to $6,543 thousand or 20.8% of sales for the quarter ended September 30, 1999, for the same operating locations on a consolidated basis.

ASCET Inc. SGA expenses, for the same operating locations on a consolidated basis, for the quarter ended September 30, 1999 and September 30, 1998 were as follows (in thousands):

                                       1999                    1998
                                       ----                    ----

Trim Products                        $1,581                  $2,914
Replacement Parts                     2,552                   3,058
Corporate                               876                     571
                                     ------                  ------

Total                                $5,009                  $6,543
                                     ======                  ======

SGA expense for the Trim Products Segment was $1,581 thousand or 6.7% of sales and $2,914 thousand or 20.1% of sales for quarters ended September 30, 1999 and 1998, respectively. The lower percentage is attributable to higher sales volume as SGA costs are primarily fixed costs for the Trim Products Segment. Additionally, 1998 SGA cost for the period included an unusual receivable write-off of $1,506. The Replacement Parts Segment's SGA expenses were $2,552 thousand or 17.8% of sales and $3,058 thousand or 18.0% of sales for the three months ended September 30, 1999 and 1998, respectively. In the Replacement Parts Segment, management has been reducing its SGA costs, primarily through headcount reductions and lower administrative costs. Corporate administrative costs for the three months ended September 30, 1999 and 1998 were $876 and $571 thousand, respectively.

Other income for the quarter ended September 30, 1999 includes a gain on settlement of a vendor dispute related to the company's aftermarket operations and an insurance refund. Other income (loss) for the three months ended September 30, 1998 related to costs associated with the bankruptcy proceedings and JPE's professional costs related to the Investment Transaction.

The charge for subsidiaries under court ordered protection for the three months ended September 30, 1998 totaled $26.6 million. This charge related to the impairment of long-term assets in PTI, Starboard, and JPEC as shown in Note D to the financial statements. The Company believes that the charge reduces the assets of such businesses to net realizable value in accordance with generally accepted accounting principals. This charge has no impact on the Company's cash flow.

On October 28, 1998, the Company completed the sale of substantially all the assets of its subsidiary, Allparts, Inc. The sales price was approximately $11.6 million, consisting of cash of $10.1 million and assumption of accounts payable and accrued liabilities. The assets on October 28, 1998 were approximately $16.6 million and expenses related to this transaction were $242,000, resulting in a net loss on the sale of $5.2 million. The Company recognized this loss in September, 1998 by writing-down goodwill and fixed assets by $4.6 million and $645,000 thousand, respectively. The net cash proceeds after payment of expenses were used to reduce debt.

The interest expense for the three months ended September 30, 1999 was $1.2 million. This compares with interest expense for the quarter ended September 30, 1998 of $3.27 million. The lower interest is primarily due to the divesture of businesses since the second quarter of 1998 and the forgiveness of bank indebtedness. In addition, the interest rate in 1998 was approximately 11% compared to the approximate ASCET INC current average rate of 8.49%.

The effective tax rate for ASCET INC is 37.2% for the period May 28, through September 30, 1999. This rate reflects a normalized rate as the deferred tax assets and liabilities acquired in purchase have been recorded on the balance sheet net of a valuation reserve. If in subsequent periods, additional deferred tax assets can be recognized, any adjustment would first reduce goodwill to zero and then would reduce income tax expense.

Earnings per share methodology is described under Note L of the Unaudited Consolidated Condensed Financial Statements. The common shares outstanding for the Predecessor Company were 4,602,180 for the period January 1, 1999 through May 27, 1999 and the same for the quarter ended September 30, 1998. The common shares outstanding for ASCET INC were 14,043,600 and the First Series Preferred Shares were 1,973,002 for the period May 28, 1999 to September 30, 1999.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

ASCET INC operating locations, net sales for the nine months ended September 30, 1999 and 1998, were as follows (in thousands):

                                         1999                    1998
                                         ----                    ----

Trim Products                        $ 76,468                $ 63,200
Replacement Parts                      43,380                  56,695
                                      -------                 -------

Total                                $119,848                $119,895
                                     ========                ========

The increase in Trim Products Segment sales is primarily attributable to the new sales programs for Starboard and the GMT800 program for PTI. The Trim Products segment sales were negatively affected by the GM strike in 1998. The sales decrease in Replacement Parts segment relates to items explained in the discussion of three months operating results above.

In the nine months ended September 30, 1999 and 1998, sales by entities that were divested by segment were the following (in thousands):

                                        1999                    1998
                                        ----                    ----

Trim Products                        $ 4,066                 $26,848
Fasteners (Discontinued operations)   10,024                  28,757
Replacement Parts                         --                  14,034
                                     -------                 -------

Total                                $14,090                 $69,639
                                     =======                 =======

Gross profit was $21,919 thousand, or 18.3% of sales, for the nine months ended September 30, 1999 compared to $16,106 thousand, or 13.4% of sales, for the same period last year for the same operating locations on a consolidated basis. The gross profit by segment is as follows (in thousands):

                                        1999                    1998
                                        ----                    ----

Trim Products                        $10,599                 $ 2,629
Replacement Parts                     11,320                  13,477
                                     -------                 -------

Total                                $21,919                 $16,106
                                     =======                 =======

The gross profit percentage as a percentage of sales for the Trim Product Segment was 13.9% compared to 4.2% for the nine months ended September 30, 1999 and 1998, respectively. The increase in the gross profit percentage was attributable to a customer mix change at Starboard, lower scrap rates at PTI and the effect that the GM strike in 1998 had on absorbing fixed overhead.

The gross profit as a percentage of sales for the Replacement Parts Segment was 26.1%, compared to 23.8% for the nine months ended September 30, 1999 and 1998, respectively. The higher margin is primarily attributable to the elimination of the heavy-duty drum business which was a low margin product line and better product mix throughout the segment's other product line.

SGA expenses, for the same operating location on a consolidated basis were $14,832 thousand, or 12.4% of sales and $17,679 thousand, or 14.7% of sales, for the nine months ended September 30, 1999 and 1998, respectively.

Selling, general and administrative expenses for the same operating units on a consolidated basis for the nine month period were as follows (in thousands):


                                        1999                    1998
                                        ----                    ----

Trim Products                        $ 4,577                 $ 5,847
Replacement Parts                      8,310                   9,416
Corporate Expense                      1,945                   2,416
                                      ------                 -------
Total                                $14,832                 $17,629
                                     =======                 =======


SGA expense for the Trim Products Segment were $4,577 thousand, or 6.0% of sales for the nine months ended September 30, 1999 compared to $5,847 thousand, or 9.3% of sales for the nine months ended September 30, 1998. The lower percentage is attributable to higher sales volume as SGA costs are primary fixed costs. Additionally, SGA expenses for the 1998 period include an unusual accounts receivable write-off of approximately $1.5 million. SGA expenses for the Replacement Parts Segment were $8,310 thousand, or 19.2% of sales for the nine months ended September 30, 1999 compared to $9,416 thousand, or 16.6% of sales for the same period in 1998. This segment has been reducing its SGA costs, primarily through the headcount reductions and lower administrative costs. The higher percentage is due to lower sales volumes explained in the discussion of three months operating results above. Corporate Administrative expenses were $1,945 thousand, or 1.6% of sales and $2,416 thousand or 2.0% of sales for the nine months ended September 30, 1999 and 1998, respectively.

Other expense represents the same costs as noted above in three month comparison.

Affiliate companies' income for the Predecessor Company for January 1, 1999 through May 27, 1999 represent the operations of the Trim Product Segment. Included in the amount reported is the gain from the forgiveness of certain vendor payable of PTI and Starboard in the amount of $3.8 million and the elimination JPEC unpaid liabilities of $2.9 million through its bankruptcy proceedings. The results of operations included in this caption are discussed above in paragraphs of sales, gross profit and SGA expense.

The interest expense for the nine months ended September 30, 1999 including the amounts reflected in the caption "Affiliate companies income", was $5.6 million as compared to $10.6 million for the same period last year. The lower interest expense is the result of lower debt levels due to the sale of certain businesses and lower effective interest rates. Discussion of current borrowing rates is included in the Liquidity and Capital Resources section below.

The income from continuing operations for the nine months ended September 30, 1999 is divided into two periods, the Predecessor Company January 1, 1999 through May 27, 1999 of $5.4 million and ASCET INC, the Successor Company, for the period May 28, 1999 through September 30, 1999 of $1.1 million. The application of purchase accounting results in improvement in operating results of approximately $55 thousand a month for the Successor Company, as compared to the accounting for the Predecessor Company.

The discontinued operation included in the nine months ended September 30, 1999 is the result of the sale of the Fastener segment. The measurement date was February 5, 1999, as a result this segment had operations for one month resulting in $58 thousand of net income, or $.01 per share, and during the sale process of approximately two months its operation generated net income of $1.7 million, or $.36 per share, used to offset the net loss on sale of $4.0 million.

The extraordinary items included in the nine months results for September 30, 1999 represents the bank group debt forgiveness of $16.3 million, or $3.53 per share, and a settlement of certain IAF's vendor payables at 70% discount for gain of $2.0 million, or $.44 per share.

Earnings per share computations for the Predecessor Company is based on common shares outstanding prior to the Investment Transaction of 4,602,180. ASCET INC has two classes of securities that have the rights to participate in the earnings, under Financial Accounting Standard 128, the earnings are allocated to the classes based on their rights, approximately 12.5% of relate to Common Stock and 87.5% to First Series Preferred Shares. The shares outstanding for the Common Stock after the Investment Transaction were 14,043,600, resulting in basic earnings per common share from continuing operations and before extraordinary items of approximately $.01. The First Series Preferred Share computation is based on 1,973,002 shares and results in basic earnings per First Series Preferred Share from continuing operations and before extraordinary items of $.24 and $.47 for the three months ended September 30, 1999 and for the period May 28, through September 30, 1999, respectively. Comparison to basic loss per share for the nine months ended September 30, 1998 is not meaningful due to the Investment Transaction.

Liquidity and Capital Resources

Effective, May 27, 1999, the Company's principal source of liquidity is a $56.3 million demand loan from Comerica Bank (the "Comerica Facility"), which is available to fund daily working capital needs in excess of internally generated funds. Prior to May 27, 1999, the Company's source of liquidity was a
Forbearance Agreement dated August 10, 1998 (as amended August 31, 1998, September 4, 1998, September 16, 1998, October 1, 1998, December 1, 1998, and March 26, 1999), and debtor-in possession financing by GMAC Business Credit, LLC for the Company's subsidiaries, Plastic Trim, Inc., and Starboard Industries, Inc. Borrowings under both the Forbearance Agreement and debtor-in-possession financing were repaid May 27, 1999 in connection with the Investment Transaction.

In connection with the Comerica Facility, the Company has executed three promissory notes in the amounts of $6.3 million, $20 million, and $30 million, each providing for borrowing options at either a Prime based rate plus 1/2% to 1% or LIBOR plus 3% to 3 1/2%. LIBOR borrowings for 1 to 6 months are permitted at the option of the Company. Advances under the $30 million demand note are subject to a borrowing base restriction equal to 80% of eligible trade receivables and 50% of eligible inventory or $9 million. There are no restrictions on advances under either the $6.3 million or $20 million demand notes. Borrowings under the three promissory notes are secured by the Company's cash deposits, trade receivables, inventory, and personal property, as well as guaranties from ASC Holdings LLC and Kojaian Holdings LLC. The source of collateral for each is the common shares and preferred shares of stock of the Company held by the respective shareholders.

Effective July 1, 1999, the $6.3 million demand note requires monthly principal payments of $131,250. Beginning November 15, 1999, the $20 million demand note requires quarterly principal payments equal to 75% of the preceding quarter's excess cash flow, defined as after-tax net income, less principal note payments, plus depreciation and amortization expense. Required covenants under the Comerica Facility are the submissions of quarterly and annual financial statements and projections within a prescribed time and a monthly borrowing base. There are no financial covenants required by the terms of the Comerica Facility.

Amounts drawn under these loans as of May 27, 1999 were $51.7 million. Current borrowings at September 30, 1999 under the Comerica Facility are $45 million. At September 30, 1999, unused borrowing capacity under the Company's $30 million demand note was $4.6 million. The Company believes the Comerica Facility is adequate to provide it with monthly short term working capital needs, with the exception of certain cyclical months affected by a reduction in operations brought upon by shutdowns for model changeovers at certain OEM customers, such as General Motors Corporation. In addition, the Company is able to supplement any working capital needs not satisfied by the Comerica Facility through a $3 million subordinated demand note dated August 23, 1999 from ASC Incorporated, an affiliate of ASC. Advances are permitted up to $3 million and are unsecured and subordinate to advances made under the Comerica Facility. Interest accrues at prime plus 1 1/2% and is payable quarterly. As of September 30, 1999 there were no advances made under this note.

Due to their demand nature, all of the notes described above have been classified as short-term debt on the Company's balance sheet. As of September 30, 1999, in measuring working capital, the Company's Current Liabilities exceed Current Assets by $10 million. Excluding the amount outstanding under the Comerica Facility, working capital at September 30, 1999 would have been $35 million.

Year 2000

The Company has completed all Year 2000 readiness plans for all locations.

In April 1999, Dayton Parts' mainframe systems, which regulate order processing, accounting, production scheduling, and human resource functions, were Year 2000 compliant. Manufacturing operations do not rely on date sensitive processes and, as such, Year 2000 manufacturing compliance issues should not significantly affect operations. Management of the Company has determined that its principal Year 2000 risk exists in maintaining an uninterrupted source of supply from its vendors. In that regard, Dayton Parts has actively solicited its vendor base to report on their Year 2000 initiatives. Dayton Parts has received Year 2000 readiness responses from a majority of its vendors and customers and a contingency plan to address year-end supply interruption issues has been developed. The plan addresses alternate sources of supply as well as increased safety stock levels. As a result, management has determined that any revenue loss due to Year 2000 would be immaterial. The Company's adjoining retail store location and Canadian warehouse operation purchased replacement information systems. Full testing and implementation for both of these locations was completed during the third quarter of 1999. Total cost to the Company for this initiative was approximately $200 thousand.

Both, Plastic Trim, Inc. and Starboard Industries, Inc. purchased replacement information systems during 1998 and 1999, respectively. Full implementation of all systems for Plastic Trim, Inc. was completed during June 1999 and was rated Year 2000 ready at that time by its OEM customer task force. Questionnaires have been mailed and a contingency plan to address vendor supply interruptions has been completed. Year 2000 implementation costs to the Company totaled approximately $400 thousand .

Starboard Industries, Inc. purchased replacement information systems during June 1999 with full implementation completed during July 1999. Total cost to the Company for this initiative was less than $100,000. All of the Company's manufacturing information systems which are date sensitive systems are Year 2000 compliant. A vendor contingency plan has been developed which included soliciting key vendors for their Year 2000 readiness plans.

Plastic Tim, Inc., Starboard Industries, Inc., and Dayton Parts, Inc. initiated formal communications with all of their significant suppliers and large customers to determine the extent to which they are vulnerable to potential third parties' failures to remediate their own Year 2000 Issues. Though it is in the interest of the Company to use this information to mitigate these risks, because of the complexity of this issue, the Company can give no guaranties that the systems of other companies on which the Company's systems rely will be remedied for the Year 2000 Issue on time or that a failure to remedy the problem by another company would not have a material adverse effect on the Company.

                                           PART II.   OTHER INFORMATION

                                            JPE, INC. (d/b/a ASCET INC)


Item 6.  Exhibits and Reports on Form 8-K

          a.    Exhibits:

                10.1 Amended and Restated Termination Agreement and Release of All Liability, dated as of May 27, 1999, between Richard Eidswick and Registrant, filed with this report.

                10.2 Shareholders Representative Agreement, dated as of May 27, 1999, between Richard P. Eidswick and Registrant, filed with this report.

                10.3 Letter Agreement, dated August 30, 1999, among Mike Kojaian, C. Michael Kojaian, Kojaian Holdings LLC, Heinz
                      C. Prechter and Prechter Holdings LLC, filed with this report.

                27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

          b.    Report on Form 8-K:

                On July 13, 1999, Registrant filed a report on Form 8-K, reporting a management change.

                On August 6, 1999, Registrant filed a Amendment No. 1 to Form 8-K containing financial statements relating to the changes in control of Registrant.

                                            JPE, INC. (d/b/a ASCET INC)

                                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         JPE, Inc. d/b/a ASCET INC


                         By:      /s/ Joseph E. Blake
                                  --------------------
                                  Joseph E. Blake
                                  Vice President and Chief Financial Officer
                                  (Principal Accounting Officer)

Date:  November 15, 1999