Form 10-K405
period 1999-12-31
JPE INC
filed 2000-03-30
CIK 884637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

Commission File Number 0-22580

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

INCORPORATED IN MICHIGAN           IRS EMPLOYER IDENTIFICATION NUMBER 38-2958730

            30400 TELEGRAPH ROAD, SUITE 401, BINGHAM FARMS, MI 48025
                                 (248) 723-5531

--------------------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
TITLE OF CLASS                                      EXCHANGE ON WHICH REGISTERED
COMMON STOCK
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price on March 15, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $1,725,818.

The number of shares of the Registrant's Common Stock outstanding at March 15, 2000 was 14,043,600.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A or Information Statement pursuant to Regulation 14C of the Securities Exchange Act of 1934 within 120 days of the close of its year ended December 31, 1999, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                                                 PAGE
----                                                                                                 ----
         PART I
1.       Business                                                                                       3
2.       Properties                                                                                    11
3.       Legal Proceedings                                                                             11
4.       Submission of Matters to a Vote of Security Holders                                           11

         PART II

5.       Market for Registrant's Common Equity and Related
              Stockholder Matters                                                                      12
6.       Selected Financial Data                                                                       13
7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                      15
7A.      Quantitative and Qualitative Disclosures About Market Risk                                    20
8.       Financial Statements and Supplementary Data                                                   21
9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                                      49

        PART III

10.      Directors and Executive Officers of the Registrant                                            50
11.      Executive Compensation                                                                        50
12.      Security Ownership of Certain Beneficial Owners and Management                                50
13.      Certain Relationships and Related Transactions                                                50

        PART IV

14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                                              51
         Signatures                                                                                    52

                                      FINANCIAL STATEMENT SCHEDULES

         JPE, INC. (d/b/a ASCET INC and ASC Exterior Technologies) and Subsidiary Financial            53
              Statement Schedule
         Exhibits Index                                                                                55

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

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result, among other things, of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) operational difficulties encountered during the launch of major new Original Equipment Manufacturer's ("OEM") programs;
(iii) cyclical consumer demand for new vehicles; (iv) competition in pricing and new product development from larger companies with substantial resources; (v) the concentration of a substantial percentage of the Company's Sales with a few major OEM customers; and (vi) labor relations at the Company and its customers and suppliers.

GENERAL AND RECENT INFORMATION

JPE, Inc. (together with its subsidiaries, the "Company"), through its five operating subsidiaries in existence as of January 1, 1999, manufactures and distributes automotive and truck components to ("OEMs") and to the aftermarket. During 1998 and through May 1999, the Company experienced financial difficulty resulting in a strategy to sell certain subsidiaries, obtain additional capital and restructure its debt.

During the period from August, 1998 through May, 1999, three of the Company's operating subsidiaries, Plastic Trim, Inc. ("PTI"), Starboard Industries, Inc. ("Starboard") and JPE Canada Inc. ("JPEC"), were operating under court ordered protection. On September 15, 1998, PTI and Starboard filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. On August 27, 1998, the Ontario Court (General Division) Commercial List issued an order to appoint an Interim Receiver for JPEC pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. Collectively, these companies represent the Company's Trim Group. The Company's two other operating subsidiaries, Dayton Parts, Inc. ("DPI") and Industrial & Automotive Fasteners, Inc. ("IAF"), and the parent company of all five operating subsidiaries, JPE, Inc., continued to operate without court protection. On October 28, 1998, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary, Allparts, Inc. ("Allparts"), to R&B, Inc. for a total sales price of $11.6 million.

On February 8, 1999, under court order, the Company sold substantially all the assets of JPEC for approximately Cdn. $21.0 million, to the Ventra Group, Inc. Proceeds were used to pay Canadian bank debt and other secured debt provided by a major customer. In conjunction with the sale of all of its assets, JPEC filed an assignment in bankruptcy on February 8, 1999. JPEC had no assets to pay its unsecured debt and, as such, JPEC was dissolved. The Company had provided an unsecured guarantee not to exceed Cdn. $2.0 million for a portion of the JPEC debt to the Canadian Bank. The proceeds of the sale were not sufficient to fully pay such secured lender, and the Company was indebted to such lender under this guarantee which was settled for Cnd. $86 thousand on October 25, 1999, pursuant to an agreement dated September 24, 1999. In addition, the agreement required the payment of approximately Cnd. $93 thousand by PTI, representing the satisfaction of 30% of amounts payable to JPEC for unsecured claims, together with the assignment and transfer to the Canadian Bank of all royalties payable by the Ventra Group for the use of patented technology owned by the Company.

On March 26, 1999, the Company sold the stock of IAF for approximately $20 million. As part of this transaction, certain vendors of IAF agreed to accept a 30% payment for past due payables resulting in a gain on debt forgiveness of $2 million. The Company recognized a loss of approximately $2.5 million as a result of the stock sale.

On February 25, 1999, the Company filed Plans of Reorganization for PTI and Starboard with the United States Bankruptcy Court, pursuant to which those companies would emerge from pending Chapter 11 bankruptcy proceedings. This action was contingent on the consummation of an investment in the Company by ASC Holdings LLC ("ASC") and Kojaian Holdings LLC ("Kojaian"), as described below, which occurred on May 27, 1999. As a result, these reorganization plans were confirmed by the Bankruptcy Court, and the unsecured creditors of PTI and Starboard forgave 70% of their claims, totaling approximately $4.1 million. In addition, on December 8, 1999, the Bankruptcy Court entered a Final Decree discharging Starboard from bankruptcy proceedings. PTI's discharge from bankruptcy proceedings will occur after the settlement of two outstanding claims, which the Company fully expects to resolve during the second quarter of 2000.

On May 27, 1999, in accordance with the terms of an Investment Agreement among JPE, Inc., and ASC and Kojaian dated April 28, 1999 (the "Investment Agreement") the Company issued 1,952,352.19 shares of First Series Preferred Shares in equal proportions to ASC and Kojaian for an aggregate purchase price of $16,413,274 payable in cash. Each First Series Preferred Share possesses voting rights equal to 50 Common Shares of the Company. In addition, the Investment Agreement provided that the shareholders of record of JPE, Inc. common stock on June 11, 1999 were entitled to receive warrants to purchase First Series Preferred Shares (the "Warrants"). Each holder of common stock received .075 Warrants for each share of common stock held on the record date, and each full Warrant entitles the holder to purchase one First Series Preferred Share. The Warrants were distributed as a dividend to such shareholders on June 12, 1999. The Warrants carry an initial exercise price of $9.99 per First Series Preferred Share, subject to price adjustments based on the Final Actual EBITDA (as defined in the Investment Agreement) and the cost of certain environmental remediation for the 24 month period ending after the acquisition date. The Warrants are exercisable for the 90 day period following the providing of notice by the Company to the holders thereof of the Final Actual EBITDA.

In addition, on May 27, 1999 ASC and Kojaian (in equal proportions) subscribed and paid for 9,441,420 newly issued shares of common stock of JPE, Inc. for an aggregate purchase price of $1,986,726 payable in cash. These newly issued shares of common stock were distributed to ASC and Kojaian on June 12, 1999.

As a precondition to consummation of the above transaction, the Company's then existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16.5 million forgiveness of the Company's existing bank debt. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 First Series Preferred Shares to the Bank Group on May 27, 1999 for $1,000 of consideration. In addition, the Company granted the Bank Group 77,437.937 Warrants (which Warrants contain the same terms and conditions as granted to the shareholders of common stock of the Company except the exercise price per First Series Preferred Share is approximately $8.16).

The immediate effect of these transactions transferred (a) approximately 47.5% of the voting securities of the Company to Kojaian, (b) approximately 47.5% of the voting securities of the Company to ASC, and (c) approximately 1% of the voting securities of the Company to the Bank Group. This transaction is hereafter referred to as the "Investment Transaction." The remaining amount of the voting securities continue to be held by the public shareholders of the Company. Thus, as of December 29, 1999, ASC and Kojaian together beneficially owned approximately 95% of the voting securities of the Company, and if all of the Warrants were exercised, would have beneficially owned approximately 80% of the voting securities of the Company.

Pursuant to the terms of a separate letter agreement (the "Letter Agreement") dated August 30, 1999 among ASC and the sole member of ASC (Heinz C. Prechter) and Kojaian and the members of Kojaian (Mike Kojaian and C. Michael Kojaian), Heinz C. Prechter agreed to purchase (through ASC or otherwise) 4,720,710 common shares and 976,176.095 First Series Preferred Shares of JPE, Inc. from Kojaian for $9.2 million. The Letter Agreement was subject to the conditions precedent of (i) obtaining the consent of Comerica Bank, the Company's lender, and (ii) the termination of the applicable waiting period under the Hart-Scott-Rodino Act. On December 30, 1999, the last of the conditions precedent was fulfilled, and on such date the Agreement was consummated.

As a result, ASC directly and Heinz C. Prechter, indirectly through ASC, own a total of 9,441,420 common shares and 1,952,352.19 First Series Preferred Shares of JPE, Inc., constituting approximately 95% of the beneficial interests of JPE, Inc.

After these transactions, the Company owns three operating subsidiaries, DPI, PTI and Starboard, with 1999 annual revenues of approximately $157 million and total assets of approximately $79 million. The Company is now operating under the assumed names of ASCET INC and ASC Exterior Technologies and is hereinafter referred to as the Successor Company. PTI now operates under the assumed names of ASC Exterior Technologies - Dayton and ASC Exterior Technologies - Beavercreek. SBI now operates under the assumed name of ASC Exterior Technologies - East Tawas. New financing in the amount of $56.3 million was arranged with Comerica Bank to pay off the indebtedness of the Company owed to the Bank Group (other than the debt forgiveness described above) and provide for current working capital needs.

The following table sets forth information regarding the Company's sales for only the operating subsidiaries it owned as of December 31, 1999 in certain classes of similar products as percentages of net sales for the periods indicated.

                                                                     Percentage of Net Sales(1)
                                                                     Year ended December 31,
                                                                     -----------------------
                                                                1997         1998(2)      1999(2)
                                                                ----         ------       -------
OEM (Original Equipment):
   Trim Products.....................................           56.2%         55.4%        64.4%

Aftermarket (truck and automotive
  replacement parts):................................           43.8%         44.6%        35.6%

                                                               ------        ------       ------
                                                               100.0%        100.0%       100.0%
                                                               ======        ======       ======


(1) See also Note 12, 14, 16, and 19 to the Notes to Consolidated Financial Statements for additional operating subsidiary information.

(2) Includes sales of PTI and Starboard which were carried on the equity method from September 15, 1998 through May 27, 1999.

Original Equipment (OEM)

The Company's OEM group consisted of four operations during the first quarter of 1999: Starboard, PTI, JPEC and IAF. Starboard manufactures and supplies luster, painted and co-extruded metallic decorative and functional exterior trim parts. PTI manufactures and supplies decorative extruded plastic exterior trim. JPEC manufactured, painted and supplied plastic injection-molded exterior trim. Starboard, PTI and JPEC supply parts directly to OEMs and to suppliers which sell to OEMs ("Tier 1 suppliers") in automotive and light truck applications. These three companies, including JPEC prior to its divestiture on February 25, 1999, represent the Trim Products segment.

IAF manufactured and supplied decorative, specialty and standard wheel nuts for domestic OEMs and certain Japanese transplants for use on automobiles and light trucks. In addition, IAF used its proprietary process to manufacture stainless steel capped wheel nuts. This business represented the Fastener segment prior to its divestiture on March 26, 1999.

Aftermarket

The Company's aftermarket group consisted of DPI in 1999. This business represents the Truck and Automotive Replacement Parts segment. DPI manufactures and distributes springs and spring-related products and distributes a variety of other undercarriage replacement parts for trucks and trailers, consisting of suspension, brake, wheel-end and steering products. Approximately 35% of DPI's sales are related to products manufactured at its plant in Harrisburg, Pennsylvania. Other products sold by DPI are purchased from third party manufacturers. DPI sells products to the truck and trailer parts independent aftermarket under the brand names "Stanley Springs," "Dayton Parts" and "BATCO."

During most of 1998, Allparts was part of our Truck and Automotive Replacement Parts segment. Allparts distributed hydraulic brake system products for the independent automotive and light truck aftermarket. Allparts sold its brake parts under the brand names of "Brakeware" and "Tru-Torque." This business was sold in October 1998.


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

PTI manufactures extruded and injection molded plastic exterior trim products. The extruded products are manufactured primarily from PVC plastic which is extruded at high temperatures into parts of varying dimensions. The injection molded parts are produced utilizing TPO plastic compound which is injected into a product mold at high temperatures. These parts are assembled before being shipped to the customer. The parts are used primarily for decorative and styling purposes in the production of passenger cars, light trucks, minivans, and sport-utility vehicles. PTI manufactures three primary products: (1) body side moldings, which serve aesthetic and functional purposes and are affixed to the side of a vehicle; (2) reveal moldings, which surround a vehicle's windshield and backlight glass and cover the gap between the edge of the glass and the car body; and (3) bumper fascia moldings, which are bright or colored decorative inserts attached to plastic bumpers and bumper pads, and are primarily aesthetic in nature. During second half of 1999, PTI consolidated certain labor intensive finishing operations in-house, which were previously performed by third-party subcontractors.

There is no discussion of the manufacturing operations of JPEC and IAF as these businesses have been sold during 1999.

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

MARKETING, DISTRIBUTION AND CUSTOMERS

Original Equipment

The Company's OEM business supplies products to domestic OEMs either directly or through Tier 1 suppliers. In the year ended December 31, 1999, 64.4% of the Company's net sales (for only the operating subsidiaries the Company owned as of December 31, 1999) were to OEM or Tier 1 customers. Net sales (for only the operating subsidiaries the Company owned as of December 31, 1999) to significant customers for the year ending December 31, 1999 were as follows:

         General Motors                                                 34.4%
         DaimlerChrysler Corporation                                    23.6%


No other OEM or Tier 1 customer accounts for more than 10% of the Company's net sales.

The Company sells its exterior trim products through an exclusive sales agency that specializes in the Company's products. The Company and its sales agency work directly with its customers, including the three major U.S. automobile manufacturers, to design and develop products to satisfy market demands. Most of the parts the Company produces have lead times of one to four years from product award to production. The Company has been awarded new business for each of the 2000-2004 model years. The Company has entered into negotiations with its exclusive sales agency to fully integrate their personnel into the Company's operations, with such integration anticipated later in 2000.

Because the Company's OEM business supplies its customers on a "just-in-time" basis and ships its products when orders are received in the aftermarket business, it does not currently maintain a backlog.

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

COMPETITION

Original Equipment

The OEM supplier industry is highly competitive and comprised of many companies of various sizes. Demand for parts and components sold to OEMs is driven by the demand for sales of new vehicles. The Company believes that the number of such competitors will decrease in response to the OEMs' pressure for supplier consolidation. The Company's largest competitors for exterior trim include Magna International Inc., Decoma, Venture Holdings Trust, LDM and Guardian Industries Corp. Many of the Company's competitors are divisions or subsidiaries of companies which are substantially larger and more diversified than the Company. In addition, many of the Company's competitors have greater financial and other resources than the Company.

The Company competes for new business both at the beginning of the development of new models and upon the redesign of existing models. Competitive factors in the market for the Company's OEM products include quality, reliability, cost, timely delivery, technical expertise and development capability.

Aftermarket

The truck parts aftermarket in which DPI operates is highly competitive and has numerous competitors. However, the product line of DPI is narrow and focuses on specific markets. Some of the Company's more significant competitors are Triangle Auto Spring Co. and Euclid/Meritor. In addition, some of the
Company's competitors are well-established truck or automotive suppliers which have greater financial and other resources than the Company. Among the primary competitive factors affecting this market are price, product fill rates, product quality, breadth of product line and customer service.

SUPPLIERS AND RAW MATERIALS

The principal raw materials used by DPI and Starboard in their manufacturing operations are various types and grades of steel, all of which are readily available. The principal raw materials used by PTI are acrylic foam tape, paint, PVC, and thermo plastic olefin (TPO) compounds, all of which are readily available.

During 1998, DPI's primary supplier of heavy and medium-duty brake drums decided to increase pricing significantly. Since the customers of DPI would not accept a price increase and DPI will not sell these products at a loss, DPI had temporarily discontinued the sale of these parts. These parts historically represented approximately $10 million of annual sales. DPI has located a replacement source for these parts and began reselling medium duty brake drums in the first quarter of year 2000.

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

Operations at some of the Company's facilities have been and continue to be sources of emissions and discharges of various materials, including air emissions from coating and painting operations and discharges of process wastewaters. For example, various Company facilities have been the sites of releases of polychlorinated biphenyl-contaminated oil, mineral spirits, fuel and quench oils and, possibly, other materials. Some of these materials remain at and about the sites of these facilities. Some of DPI's Harrisburg, Pennsylvania facilities are believed to be located on a former municipal landfill because materials associated with municipal landfills have been found at these facilities. Starboard and the Michigan Department of Environmental Quality have engaged in discussions regarding groundwater contamination at one of Starboard's East Tawas, Michigan facilities. While this matter is still pending, the Company believes that the resolution of this issue would not result in a material adverse effect on the Company. In addition, at various Company facilities, substances have been and currently are used that are classified as hazardous under RCRA or as pollutants, contaminants or hazardous, toxic or regulated substances under other applicable laws. The parties from whom the Company acquired its operations have, to various degrees, agreed to limited indemnification of the Company against some environmental claims under the various acquisition agreements with the Company, but there can be no assurance that these indemnities will be adequate to cover all liabilities and expenses that may arise. Although the Company does not know the amounts of any liabilities or expenses it may incur in the future in connection with the investigation or remediation of materials or conditions in connection with the control of emissions and discharges at its facilities, it does not believe that these liabilities and expenses will have a material adverse effect on its financial condition or results of operations.

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

EMPLOYEES

The Company had a total of approximately 1,000 employees on December 31, 1999, nine of which were located in Canada. Approximately 374 employees were represented by labor unions, at the Company's PTI operations. Employees at PTI's Jamestown operations previously voted to form a local under the United Electrical, Radio & Machine Workers of America, and negotiations on the initial contract began in early 1999. During May 1999, the Company gave formal notice under the WARN Act of 1989 to the employees at PTI's Jamestown facility that operations at that location would be terminated. Thereafter, the Jamestown operations were consolidated into the Company's larger Beavercreek and East Tawas facilities and an agreement was reached concerning severance and continuation of medical benefits. No collective bargaining agreement was ever finalized. As of December 31, 1999, the Jamestown facility is used only for warehousing and limited light packaging activities. The Company anticipates this will continue through April 2000 or until the Jamestown property is sold. The Jamestown property is being carried on the books of the Company at its current fair market value.

ITEM 2.       PROPERTIES

The following list indicates by location the principal manufacturing, distribution and administrative facilities of the Company following the sale of the subsidiaries previously described. All owned U.S. facilities are subject to liens under the Company's existing financing arrangement with Comerica Bank:

                                                            Building Size
        Primary Use                                          (Approximate       Owned
      of the Facility                       Location         Square Feet)     or Leased       Segment
      ---------------                       --------         ------------     ---------       -------
Corporate headquarters                  Bingham Farms, MI         2,000         Leased       Corporate
Corporate headquarters (vacant)         Ann Arbor, MI             5,200         Leased       Corporate
Manufacturing and administrative        East Tawas, MI          100,000         Owned        Trim Products
Manufacturing and administrative        Beavercreek, OH         105,000         Owned        Trim Products
Finishing and distribution              Jamestown, OH            90,000         Owned        Trim Products
Manufacturing                           Harrisburg, PA          100,000         Owned        Replacement Parts
Distribution and administrative         Harrisburg, PA          150,000         Leased       Replacement Parts
Distribution and administrative         Edmonton, Canada          5,000         Leased       Replacement Parts


The Company's buildings, machinery and equipment are in adequate operating condition, and are suitable and adequate for current production requirements.


ITEM 3.       LEGAL PROCEEDINGS

On September 15, 1998, two of the Company's subsidiaries, PTI and Starboard, filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. PTI and Starboard filed Plans of Reorganization with the United States Bankruptcy Court, and they emerged from Chapter 11 bankruptcy proceedings concurrent with the closing of the Investment Transaction with ASC and Kojaian on May 27, 1999. (see discussion under "General and Recent Information").

On February 8, 1999, JPEC filed an assignment in bankruptcy pursuant to the Bankruptcy and Insolvency Act of Canada in the Ontario Court (General Division) Commercial List. JPEC sold all of its assets under court order on February 8, 1999 and, as such, will be dissolved by the court.

On December 8, 1999, the Bankruptcy Court entered a Final Decree discharging Starboard from bankruptcy proceedings. PTI's discharge from bankruptcy proceedings will occur after the settlement of two outstanding claims, which the Company fully expects to resolve during the second quarter of 2000.

Other than those matters mentioned above, neither the Company nor any of its subsidiaries is a party to, nor are any of its properties the subject of, any pending legal proceedings, other than certain ordinary routine litigation incidental to their businesses, which in the opinion of management is not material.

From time to time, we are subject to claims or litigation incidental to our business. We are not currently involved in any legal proceedings that indirectly or in the aggregate, are expected to have a material adverse effect on our business, financial condition or results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Through August 5, 1998, the Company's Common Stock traded on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol "JPEI." From that date forward the Company's Common Stock continues to trade on the OTC Bulletin Board. The following table indicates the high and low sale prices for the Company's Common Stock as reported on the Nasdaq National Market or the OTC Bulletin Board for the last two years. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                      MARKET  PRICE
                                                ------------------------------------------------------------
         QUARTER                                          1998                               1999
         -------                                          ----                               ----
                                                  HIGH              LOW              HIGH              LOW
                                                  ----              ---              ----              ---
         First                                    $6.25             $4.19            $ .81             $ .26
         Second                                    4.88              1.00             1.07               .30
         Third                                     2.75              0.31              .84               .06
         Fourth                                    1.31              0.16              .28               .03

On March 15, 2000, there were approximately 126 holders of record of the Company's Common Stock.

The Company has never declared or paid any dividends on shares of Common Stock or First Series Preferred Shares and has no intention of declaring or paying any dividends on shares of Common Stock or First Series Preferred Shares in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business.

ITEM 6.

              SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the periods ended December 31, 1995, 1996, 1997, 1998, May 27,1999 and December 31, 1999, are
derived from the Company's audited financial statements, and should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere in this Report on Form 10-K (the "Company's Financial Statements"). The selected financial data set forth below should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report on Form 10-K. Certain amounts from prior years have been reclassified to conform with the 1999 presentation.

                                                                            PREDECESSOR COMPANY
                                                       -------------------------------------------------------------
                                                                                                                         SUCCESSOR
                                                                                                                          COMPANY
                                                                                                         JANUARY 1,      ---------
                                                                                                            1999,         MAY 28,
                                                                                                          THROUGH           1999
                                                                 YEARS ENDED DECEMBER 31,               MAY 27, 1999      THROUGH
                                                                 ------------------------                 RESTATED      DECEMBER 31,
                                                       1995        1996         1997         1998(2)      (NOTE 1)(2)       1999
                                                       ----        ----         ----         ----          -----        ------------
                                                                          (in thousands, except per share data)
Income statement data:
Net sales                                           $142,476     $167,648     $247,539     $171,780         $24,044        $88,081
Cost of goods sold                                   111,060      134,859      211,120      151,802          17,716         73,448
                                                    --------     --------     --------     --------         -------        -------

         Gross profit                                 31,416       32,789       36,419       19,978           6,328         14,633

Selling, general and administrative
   expenses                                           20,479       22,250       26,983       25,583           5,538         12,137
Other expense (income)                                    --           --          618        1,886             682           (235)

Charge for subsidiaries under
     court ordered protection                             --           --           --       28,490              --             --

Discontinuance of stamping operations                     --           --        2,164          --               --             --

Loss on sale of subsidiary                                --           --           --        5,190              --             --


Affiliate companies' (income) loss                        --           --           --        1,713          (8,680)            --

Interest expense, net                                  6,456        7,225       10,464       13,085           2,859          2,766
                                                    --------     --------     --------     --------         -------        -------
     Income (loss) from continuing
         operations before income taxes
         and extraordinary item                        4,481        3,314       (3,810)     (55,969)          5,929            (35)

Income tax expense (benefit)                           2,780          203         (194)      (1,035)            104             75
                                                    --------     --------     --------     --------         -------        -------
    Income (loss) from continuing operations           1,701        3,111       (3,616)     (54,934)          5,825           (110)
         before extraordinary item

Discontinued operations:
     Income (loss) from operations of IAF              2,748         (400)       1,473        1,364             214             --
     Charge for impairment of goodwill                    --       (4,300)          --           --              --             --
     Loss on sale of stock of IAF                         --           --           --           --          (2,321)            --
Extraordinary Item:
     Forgiveness of debt and liabilities                  --           --           --           --          18,272             --
                                                    --------     --------     --------     --------         -------        -------
Net income (loss)                                      4,449       (1,589)      (2,143)     (53,570)         21,990           (110)

ITEM 6.       SELECTED FINANCIAL DATA

                                                                             PREDECESSOR COMPANY
                                                        --------------------------------------------------------------   SUCCESSOR
                                                                                                                          COMPANY
                                                                                                           JANUARY 1,    ---------
                                                                                                             1999         MAY 28,
                                                                                                            THROUGH        1999
                                                                YEARS ENDED DECEMBER 31,                  MAY 27, 1999    THROUGH
                                                                ------------------------                    RESTATED    DECEMBER 31,
                                                        1995        1996         1997         1998(2)      (NOTE 1)(2)     1999
                                                        ----        ----         ----         ----         ---------    ------------
                                                                   (in thousands, except per share data)
Other comprehensive expense:
     Foreign currency translation adjustment                 --         --        (271)          (65)            --     $     --
                                                       --------   --------    --------      --------       --------     --------

Comprehensive income (loss)                            $  4,449   $ (1,589)   $ (2,414)     $(53,635)      $ 21,990     $   (110)
                                                       ========   ========    ========      ========       ========     ========
Basic earnings (loss) per share from continuing
     operations before extraordinary item:
         Common Shares                                 $    .42   $    .68    $   (.79)     $ (11.94)      $   1.27     $     --
         First Series Preferred Shares                       --         --          --            --             --        (0.05)
Earnings (loss) per share from continuing operations
     before extraordinary item assuming dilution:
         Common Shares                                 $    .42   $    .68    $   (.79)     $ (11.94)      $   1.25     $     --
         First Series Preferred Shares                       --         --          --            --             --        (0.05)
Basic earnings (loss) per share:
         Common Shares                                 $   1.09   $   (.35)   $   (.47)     $ (11.64)      $   4.78     $     --
         First Series Preferred Shares                       --         --          --            --             --        (0.05)
Earnings (loss) per share assuming dilution
         Common Shares                                 $   1.09   $   (.35)   $   (.47)     $ (11.64)      $   4.73     $     --
         First Series Preferred Shares                       --         --          --            --             --        (0.05)

Balance sheet data at end of period:
     Working capital (deficit)                         $ 39,955   $ 42,138    $(59,181)(1)  $(62,815)(1)   $(50,712)(1) $(12,805)(1)
     Total assets                                       145,229    174,725     193,215        76,974         79,498       78,905
     Long-term debt (including current
         maturities)                                     83,375    110,001       9,272(1)         50             46          246

     Total liabilities                                  108,482    138,947     159,721        97,115         77,084       59,753

     Total shareholders' equity (deficit)                36,747     35,778      33,494       (20,141)         2,416       19,152

1. Working capital and long-term debt reflect the classification of the Company's outstanding debt as current in the amounts of $103,875, $84,492, $66,261 and $45,877 at December 31, 1997, December 31, 1998, May 27, 1999,
     and December 31, 1999 respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources."

2. Effective in 1998, and through the date of the Investment Transaction (as defined below), May 27, 1999, the Company has used the equity method of accounting for certain subsidiaries from the dates of their respective bankruptcy filings. As such, their assets and liabilities are netted in the balance sheet caption "Investment in Affiliate Companies" which totaled $14,661 at December 31, 1998, and $37,561 as of May 27, 1999, the date of the Investment Transaction. The detail of assets and liabilities are shown in Note 3 to the Consolidated Financial Statements. The results of operations during the bankruptcy period are shown in the caption Loss (income) in affiliate companies.

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

RECENT INFORMATION

See discussion under "General and Recent Information" under "Item 1 - Business" of this Form 10-K.

RESULTS OF OPERATIONS

Managements' discussion and analysis of the results of operations for the year ended December 31, 1999 compared to the year ended December 31, 1998 and for the year ended December 31, 1998 compared to the year ended December 31, 1997 has been structured to compare the results of operations related only to the operating locations that remain part of ASCET INC at December 31, 1999. To facilitate this discussion, the information shown below makes the following adjustments to the Company's income (loss) from continuing operations before income taxes and extraordindary item:(1) the sale of Allparts, Inc. in October 1998, (2) the sale of JPE Canada Inc. in February 1999, and (3) the consolidation of entities that were previously accounted for under the equity method (Plastic Trim, Inc. and Starboard Industries, Inc., from September 16, 1998 through May 27, 1999).

               RESULTS OF OPERATIONS FOR ASCET OPERATING LOCATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                      PREDESSOR           SUCCESSOR
                                       COMPANY             COMPANY                           CONSOLIDATION OF
                                    AS REPORTED ON      AS REPORTED ON                      ENTITIES PREVIOUSLY    ASCET
                                  FACE OF FINANCIAL   FACE OF FINANCIAL     DIVESTED         CARRIED ON EQUITY    OPERATING
                                      STATEMENT           STATEMENT       OPERATIONS (2)          METHOD (3)      LOCATIONS
                                      ---------           ---------       --------------          ----------      ---------

Net sales                            $  24,044          $  88,081            $      --         $  44,781         $ 156,906
Cost of goods sold                      17,716             73,448                   --            38,001           129,165
                                     ---------          ---------            ---------         ---------         ---------

Gross profit                             6,328             14,633                   --             6,780            27,741
Selling, general and
   administrative expenses               5,538             12,137                   --             3,163            20,838
Other expense (income)                     682               (235)                  --               804             1,251
Affiliate companies'
   (income) loss                        (8,680)                --                2,620             6,060                --
Interest expense, net                    2,859              2,766                   --               546             6,171
                                     ---------          ---------            ---------         ---------         ---------

Income (loss) from continuing
   operations before income
   taxes and extraordinary item      $   5,929          $     (35)           $  (2,620)        $  (3,793)        $    (519)
                                     =========          =========            =========         =========         =========

               RESULTS OF OPERATIONS FOR ASCET OPERATING LOCATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                       PREDECESSOR
                                         COMPANY                                 CONSOLIDATION OF
                                      AS REPORTED ON                           ENTITIES PREVIOUSLY     ASCET
                                    FACE OF FINANCIAL          DIVESTED         CARRIED ON EQUITY    OPERATING
                                       STATEMENT          OPERATIONS (1) &(2)       METHOD (3)       LOCATIONS
                                       ---------          -------------------       ----------       ---------
Net sales                             $ 171,780               $ (42,168)            $  29,080       $ 158,692
Cost of goods sold                      151,802                 (41,453)               26,165         136,514
                                      ---------               ---------             ---------       ---------
Gross profit                             19,978                    (715)                2,915          22,178
Selling, general and
     administrative expenses             25,583                  (4,536)                2,264          23,311
Other expense (income)                    1,886                  (1,040)                  723           1,569
Affiliate companies'
     (income) loss                        1,713                  (1,173)                 (540)             --
Charges for subsidiaries
     under court ordered
     protection                          28,490                     726                    --          29,216
Loss on sales of subsidiary               5,190                  (5,190)                   --              --
Interest expense, net                    13,085                  (1,522)                  400          11,963
                                      ---------               ---------             ---------       ---------
Income (loss) from continuing
     operations before income
     taxes and extraordinary
     item                             $ (55,969)              $  12,020             $      68       $ (43,881)
                                      =========               =========             =========       =========




               RESULTS OF OPERATIONS FOR ASCET OPERATING LOCATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                     PREDECESSOR
                                        COMPANY
                                     AS REPORTED ON                                 ASCET
                                   FACE OF FINANCIAL         DIVESTED             OPERATING
                                       STATEMENT          OPERATIONS (1) &(2)     LOCATIONS
                                       ---------          -------------------     ---------
Net sales                             $ 247,539               $ (79,110)          $ 168,429
Cost of goods sold                      211,120                 (72,574)            138,546
                                      ---------               ---------           ---------
Gross profit                             36,419                  (6,536)             29,883
Selling, general and
     administrative expenses             26,983                  (5,825)             21,158
Other expense (income)                      618                    (469)                149
Affiliate companies'
     (income) loss                           --                      --                  --
Discontinuance of
     stamping operations                  2,164                      --               2,164
Interest expense, net                    10,464                  (1,688)              8,776
                                      ---------               ---------           ---------
Income (loss) from continuing
     operations before income taxes
     and extraordinary item           $  (3,810)              $   1,446           $  (2,364)
                                      =========               =========           =========


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net sales for business segments comprised of ASCET operating locations for the years ended December 31, 1999 and 1998 were as follows (in thousands):

                                         1999                     1998               $ Change           % Change
                                         ----                     ----               --------           --------
Trim Products                           $101,086                 $ 87,962           $ 13,124              14.9 %
Replacement Parts                         55,820                   70,730            (14,910)            (21.1)
                                        --------                 --------           ---------            ------
Total                                   $156,906                 $158,692           $ (1,786)             (1.1)%

The increase in Trim Products sales is mainly due to the negative effects of a strike at General Motors in 1998, additional sales related to new programs that began in the second half of 1998 and certain price increases. The decrease in Replacement Parts sales is attributable to the loss of heavy-duty brake drum business and lost customers due to concern over the Trim Products bankruptcy filings.

Gross profit for business segments comprised of ASCET operating locations for the years ended December 31, 1999 and 1998 was as follows (in thousands):

                                      1999           % Net Sales          1998          % Net Sales
                                      ----           -----------          ----          -----------
Trim Products                        $13,359           13.2%             $ 5,133            5.8%
Replacement Parts                     14,382           25.8               17,045           24.1
                                     -------           ----              -------           ----
Total                                $27,741           17.7              $22,178           14.0%

Trim Products 1999 gross profit was $8,226 thousand higher than 1998 gross profit. Trim Products gross profit as a percentage of net sales increased from 5.8% in 1998 to 13.2% in 1999. Trim Products increase in gross profit as a percentage of net sales is the result of a customer mix change at Starboard, lower scrap rates at PTI and the effect that the GM strike in 1998 had on absorbing fixed overhead. Replacement Parts gross profit as a percentage of net sales increased from 24.1% in 1998 to 25.8% in 1999. This increase is primarily the result of the elimination of the heavy-duty drum business which was a low margin product. Replacements Parts 1998 gross profit was $2,663 thousand or 15.6% lower than 1998 gross profit due to the lower sales levels described previously.

Selling, general and administrative expenses (SG&A) for business segments comprised of ASCET operating locations for the years ended December 31, 1999 and 1998 were as follows (in thousands):

                                      1999           % Net Sales        1998            % Net Sales
                                      ----           -----------        ----            -----------
Trim Product                         $ 6,354            6.3%             $ 7,249            8.2%
Replacement Parts                     10,976           19.7               12,821           18.1
Corporate                              3,508            2.2                3,241            2.0
                                     -------           ----              -------           ----
Total                                $20,838           13.3%             $23,311           14.7%

1999 Trim Products SG&A expenses were $895 thousand or 12.3% lower than 1998 levels. This decrease is primarily attributable to higher 1998 SG&A expenses caused by an adjustment of approximately $1.5 million related to price concessions during bankruptcy proceedings. 1999 Trim Products SG&A expense as a percent of Trim Products net sales was 6.3%, compared to 8.2% for the 1998 period. This improvement is due to the lower level of SG&A expense and increased sales described above. 1999 Replacement Parts SG&A expenses were $1,845 thousand or 14.4% lower than 1998 SG&A expenses. The lower Replacement Parts SG&A expense is the result of cost cutting efforts and headcount reductions. Replacement Parts SG&A expense as a percentage of Replacement Parts net sales increased from 18.1% in 1998 to 19.7% in 1999. This increase is primarily due to lower sales volumes. 1999 Corporate SG&A expenses increased $267 thousand or 8.2% over 1998 levels. This increase is primarily due to higher levels, approximately $260 thousand, of professional services related to corporate acquisition and development activity and approximately $425 thousand of separation expense related to one of the companies former executives; all of these expenses were recorded in the fourth quarter of 1999. Corporate SG&A expense as a percentage of total net sales increased from 2.0% in 1998 to 2.2% in 1999.

ASCET operating locations other expense was $1,251 thousand for the year ended December 31, 1999 compared to $1,569 thousand for the year ended December 31, 1998. These expenses decreased slightly due to lower costs associated with bankruptcy filings and fees to legal, professional and financial advisors.

Interest expense related to ASCET operating locations for the year ended December 31, 1999 was $6,171 thousand compared to $11,963 thousand for the same period in 1998. The lower level of interest expense is mainly due to lower outstanding debt in 1999 and higher interest rates in 1998 caused by default on the U.S. bank debt.

Income tax expense for the periods January 1, 1999 through May 27, 1999 and May 28, 1999 through December 31, 1999 was $104 thousand and $75 thousand, respectively. This relates primarily to state income tax expense and U.S. federal tax associated with the Company's inability to deduct certain bankruptcy costs for U.S. Federal tax purposes. This compares to a tax benefit of $1,035 thousand for the year ended December 31, 1998, which reflects the Company's reversal of prior years' deferred tax liabilities no longer necessary. The Company has sustained net operating losses of approximately $23 million for the year ended December 31, 1998 and the period January 1, 1999 through May 27, 1999, of which approximately $22 million was absorbed by debt discharge income. The Company has provided a valuation reserve of $4.3 million against net deferred taxes at December 31, 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net sales for business segments comprised of ASCET operating locations for the years ended December 31, 1998 and 1997 were as follows (in thousands):

                                     1998             1997            $ Change            % Change
                                     ----             ----            --------            --------
Trim Products                       $ 87,962         $ 94,586          $ (6,624)            (7.0)%
Replacement Parts                     70,730           73,843            (3,113)            (4.2)%
                                    --------         --------          ---------            -----
Total                               $158,692         $168,429          $ (9,737)            (5.8)%

The decrease in Trim Products sales is mainly due to the discontinuance of stamping operations at Starboard and the negative effects of a strike at General Motors in 1998. These items were partially offset by additional sales related to new programs that began in the second half of 1998. The decrease in Replacement Parts sales is attributable to lost customers due to concern over the Trim Group bankruptcy filings.

Gross profit for business segments comprised of ASCET operating locations for the years ended December 31, 1998 and 1997 was as follows (in thousands):

                                      1998          % Net Sales         1997             % Net Sales
                                      ----          -----------         ----             -----------
Trim Products                        $ 5,133             5.8%          $11,215               11.9%
Replacement Parts                     17,045            24.1%           18,668               25.3%
                                     -------            -----          -------               -----
Total                                $22,178            14.0%          $29,883               17.7%

Trim Products 1998 gross profit was $6,082 thousand, or 54.2% lower than 1997 gross profit. Trim Products gross profit as a percentage of net sales decreased from 11.9% in 1997 to 5.8% in 1998. Trim Products dollar decrease in gross profit and decrease in gross profit as a percentage of net sales are the result of production inefficiencies related to the launch of the GMT800 program at PTI and a product mix change at PTI (higher margin jobs were replaced with lower margin jobs). In addition, PTI had a write-down of $1.8 million of inventory to its net realizable value. Replacement Parts gross profit as a percentage of net sales decreased from 25.3% in 1997 to 24.1% in 1998. This decrease is the result of lower fixed cost absorption due to lower sales volume, production increases related to a new manufacturing process and general pricing pressures in the truck replacement parts market.

Selling, general and administrative expenses (SG&A) for business segments comprised of ASCET operating locations for the years ended December 31, 1998 and 1997 were as follows (in thousands):

                                     1998           % Net Sales         1997             % Net Sales
                                     ----           -----------         ----             -----------
Trim Products                        $ 7,249             8.2%            $ 6,682              7.1%
Replacement Parts                     12,821            18.1              11,785             16.0%
Corporate                              3,241             2.0               2,691              1.6%
                                     -------            ----             -------             -----
Total                                $23,311            14.7%            $21,158             12.6%

1998 Trim Products SG&A expenses were $567 thousand, or 8.5% higher than 1997 levels. This increase is primarily attributable to an adjustment of approximately $1.5 million related to price concessions during the bankruptcy proceeding. 1998 Replacement Parts SG&A expenses were $1,036 thousand, or 8.8% higher than 1997 SG&A expenses. The increase in Replacement Parts SG&A expense is the result of additional customer servicing cost related to the BATCO product lines acquired in April 1997, additional bad debt expense and a settlement of a large worker's compensation claim. 1998 Corporate SG&A expenses increased $550 thousand, or 20.4% over 1997 levels. This increase is primarily due to higher levels of professional services related to the bankruptcy proceedings.

ASCET operating locations other expense was $1,569 thousand for the year ended December 31, 1998 compared to other expense of $149 thousand for the year ended December 31, 1997. ASCET operating locations other expense for the year ended December 31, 1998 is mainly comprised of costs associated with bankruptcy filings and fees to legal, professional and financial advisors.

Interest expense related to ASCET operating locations for the year ended December 31, 1998 was $11,963 thousand compared to $8,776 thousand for the same period in 1997. The higher level of interest expense is mainly due to higher interest rates caused by the default on the U.S. bank debt.

The charge for subsidiaries under court ordered protection for the year ended December 31, 1998 totaled $28.5 million. This charge related to the impairment of long-term assets in PTI, Starboard and JPEC as shown in Note 5 to the consolidated financial statements. The Company believes that the charge reduces the assets of such businesses to net realizable value in accordance with generally accepted accounting principles. This charge has no impact on the Company's cash flow. Since the bankruptcy filings, the Company has recognized the financial results of these subsidiaries on the equity method. The net loss in these affiliate companies for the period September 16, 1998 to December 31, 1998 was $1.7 million. Included in this loss are reorganization expenses for PTI and Starboard of $723 thousand.

On October 28, 1998, the Company completed the sale of substantially all the assets of its subsidiary, Allparts, Inc. The sales price was approximately $11.6 million, consisting of cash of $10.1 million and assumption of accounts payable and accrued liabilities of approximately $1.5 million. The assets on October 28, 1998 were approximately $16.6 million and expenses related to this transaction were $242 thousand resulting in a net loss on the sale of $5.2 million.

Income tax benefit for the year ended December 31, 1998 was $1.0 million compared to $194 thousand for the year ended December 31, 1997. The Company has provided a valuation reserve of $4.2 million against net deferred taxes. JPE, Inc. has not recognized any tax benefit associated with a loss carryforward of approximately $15.0 million, of which $1.9 million relates to the Company's 1997 purchase of BATCO. This loss carryforward may be utilized to offset future gains of the Company.


LIQUIDITY AND CAPITAL RESOURCES

Since May 27, 1999, the Company's principal source of liquidity is a $56.3 million demand loan from Comerica Bank (the "Comerica Facility"), which is available to fund daily working capital needs in excess of internally generated funds. Prior to May 27, 1999, the Company's source of liquidity was a Forbearance Agreement dated August 10, 1998 (as amended August 31, 1998, September 4, 1998, September 16, 1998, October 1, 1998, December 1, 1998, and March 26, 1999), and debtor-in possession financing by GMAC Business Credit, LLC for the Company's subsidiaries, PTI and Starboard. Borrowings under both the Forbearance Agreement and debtor-in-possession financing were repaid May 27, 1999 in connection with the Investment Transaction.

In connection with the Comerica Facility, the Company has executed three promissory notes in the amounts of $6.3 million, $20 million, and $30 million, each providing for borrowing options at either a prime based rate plus 1/2% to 1% or Eurodollar plus 3% to 3 1/2%. Eurodollar borrowings for 1 to 6 months are permitted at the option of the Company. Advances under the $30 million demand note are subject to a borrowing base restriction equal to 80% of eligible trade receivables and the lesser of 50% of eligible inventory or $9 million. There are no restrictions on advances under either the $6.3 million or $20 million demand notes. Borrowings under the three promissory notes are secured by the Company's cash deposits, trade receivables, inventory, and personal property, as well as a guaranty from ASC Holdings LLC. The source of collateral for the ASC Holdings LLC guaranty is the common shares and First Series Preferred Shares of JPE, Inc. held by ASC Holdings LLC.

Effective July 1, 1999, the $6.3 million demand note requires monthly principal payments of $131 thousand. Beginning November 15, 1999, the $20 million demand note requires quarterly principal payments equal to 75% of the preceding quarter's excess cash flow, defined as after-tax net income, less principal note payments, plus depreciation and amortization expense. Required covenants under the Comerica Facility are the submissions of quarterly and annual financial statements and projections within a prescribed time and a monthly borrowing base. There are no financial covenants required by the terms of the Comerica Facility.

The aggregate funds drawn under the Comerica Facility as of May 27, 1999, the date of the consummation of the Investment Agreement, was $51.7 million. Current borrowings at December 31, 1999, are $45.9 million. At December 31, 1999, unused borrowing capacity under the Company's $30 million demand note was $1.5 million. The Company believes the Comerica Facility is adequate to provide it with monthly short term working capital needs, with the exception of certain cyclical months affected by a reduction in operations brought upon by shutdowns for model changeovers at certain OEM customers, such as General Motors Corporation. In addition, the Company is able to supplement any working capital needs not satisfied by the Comerica Facility through a $3 million subordinated demand note dated August 23, 1999 from ASC Incorporated, an affiliate of ASC Holdings LLC. Advances are permitted up to $3 million and are unsecured and subordinate to advances made under the Comerica Facility. Interest accrues at prime plus 1 1/2% and is payable quarterly. As of December 31, 1999 there were no advances made under this note.

Due to their demand nature, all of the notes described above have been classified as short-term debt on the Company's balance sheet. As of December 31, 1999, in measuring working capital, the Company's Current Liabilities exceed Current Assets by $12.8 million. Excluding the amount outstanding under the Comerica Facility, working capital at December 31, 1999 would have been $33.1 million.

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. During the second and fourth quarter of 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred costs of approximately $700 thousand in connection with remediating its systems and anticipates no further costs. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133" becomes effective for all fiscal quarters for all fiscal years beginning after June 15, 2000 (effective January 1, 2001 for the Company). SFAS No. 133 is not currently applicable to the Company as the Company does not currently use derivative instruments or participate in hedge activities.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business the Company is subject to market exposures from changes in interest rates. The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's debt represents borrowings under several demand notes at the bank's prime rate plus 1/2% to 1% or Eurodollar rates plus 3% to 3 1/2% and is sensitive to changes in interest rates. The borrowings under the Eurodollar rates have maturity dates varying between 30 to 37 days. At December 31, 1999, the weighted average interest rate of the $45.9 million debt was 8.861% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $2,357 thousand for the period beginning May 28, 1999 and ending December 31, 1999. The potential increase in interest expense from a hypothetical 2% adverse change, assuming the December 31, 1999 debt was outstanding for the entire year, would be $916 thousand.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                          INDEX TO FINANCIAL STATEMENTS


                                   ----------

                                                                                                     Page
                                                                                                     ----
Reports of Independent Auditors                                                                       22


Consolidated Balance Sheets as of December 31, 1998 and 1999                                          24

Consolidated Statements of Operations and Comprehensive Operations for the Years
         Ended December 31, 1997, 1998 and the periods January 1, 1999 through
         May 27, 1999 (PREDECESSOR COMPANY)
         and May 28, 1999 through December 31, 1999 (SUCCESSOR COMPANY)                               25

Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended
         December 31, 1997, 1998 and the periods January 1, 1999 through May 27,
         1999 (PREDECESSOR COMPANY)
         and May 28, 1999 through December 31, 1999 (SUCCESSOR COMPANY)                               26

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
         1998 and the periods January 1, 1999 through May 27, 1999 (PREDECESSOR
         COMPANY) and May 28,
         1999 through December 31, 1999 (SUCCESSOR COMPANY)                                           28



Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders of JPE, Inc.
(d/b/a ASCET INC and ASC Exterior Technologies)

We have audited the accompanying consolidated balance sheet of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies) as of December 31, 1999 and the related consolidated statements of operations and comprehensive operations, shareholders' equity (deficit), and cash flows for the period from May 28, 1999 to December 31, 1999 and as to its predecessor (see Note 1) for the period from January 1, 1999 to May 27, 1999. Our audits also included the 1999 information in the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies) at December 31, 1999 and the consolidated results of its operations and its cash flows for the period from May 28, 1999 to December 31, 1999 and the consolidated results of its predecessor's operations and its predecessor's cash flows for the period from January 1, 1999 to May 27, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 1999 information in the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in the notes to the consolidated financial statements, effective May 27, 1999, an investment was made in the Company in exchange for a 95% voting and equity interest. The Company's assets, liabilities, and capital structure have been adjusted to reflect estimated fair values as of May 28, 1999. As a result, the consolidated financial statements as of December 31, 1999 and for the period from May 28, 1999 to December 31, 1999 are not comparable to the Company's predecessor consolidated financial statements.

                                                /s/ Ernst & Young LLP
                                                   ------------------
Detroit, Michigan
March 3, 2000

To Board of Directors and Shareholders
of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies)

In our opinion, the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations and comprehensive operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies) and its subsidiaries at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, the financial statement schedule for each of the two years in the period ended December 31, 1998, listed in the index appearing in
Item 14(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statement of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies) for any period subsequent to December 31, 1998.

                                 /s/ PricewaterhouseCoopers LLP
                                    ---------------------------

Detroit, Michigan
April 1, 1999

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                           CONSOLIDATED BALANCE SHEETS
                                 at December 31,
                    (amounts in thousands, except share data)

                                   ----------
                                     ASSETS

                                                                                  PREDECESSOR              SUCCESSSOR
                                                                                    COMPANY                 COMPANY
                                                                                     1998                    1999
                                                                                  -----------              ----------
Current assets:
   Cash and cash equivalents                                                      $       394              $      639
   Accounts receivable, net of allowance for doubtful
     accounts of $684 and $1,053 at December 31, 1998
     and 1999, respectively                                                            12,151                  20,205
   Inventory                                                                           18,572                  22,589
   Other current assets                                                                 1,413                   1,396
                                                                                  -----------              ----------
         Total current assets                                                          32,530                  44,829

Investment in affiliate companies                                                      14,661                      --
Property, plant and equipment, net                                                     20,963                  26,797
Goodwill, net                                                                           7,458                   3,902
Deferred income taxes                                                                      --                   2,778
Other assets                                                                            1,362                     599
                                                                                  -----------              ----------
         Total assets                                                             $    76,974              $   78,905
                                                                                  ===========              ==========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                                                                  $        --              $   45,877
   Current portion of long-term debt                                                   84,492                      --
   Accounts payable                                                                     8,273                   8,306
   Accrued liabilities                                                                  1,931                   3,411
   Income taxes                                                                            14                      40
   Loan guaranty                                                                          635                      --
                                                                                  -----------              ----------
         Total current liabilities                                                     95,345                  57,634

Deferred income taxes                                                                     157                   1,778
Other liabilities                                                                       1,563                      95
Long-term debt, non-current                                                                50                     246
                                                                                  -----------              ----------

         Total liabilities                                                             97,115                  59,753
Shareholders' equity (deficit):
     Warrants                                                                                                     293
     First Series Preferred Shares, no par value, 50 votes per share,
         3,000,000 authorized, 1,973,002 shares issued and outstanding at
         December 31, 1999 and no shares issued and outstanding
         at December 31, 1998                                                                                  16,590
     Common stock, no par value, 1 vote per share, 15,000,000
         authorized, 14,043,600 shares issued and
         outstanding at December 31, 1999 and 4,602,180
         issued and outstanding at December 31, 1998                                   28,051                   2,379
     Accumulated other comprehensive loss                                                (336)                     --
     Accumulated deficit                                                              (47,856)                   (110)
                                                                                  -----------              ----------
                  Total shareholders' equity (deficit)                               ( 20,141)                 19,152
                                                                                  -----------              ----------
                  Total liabilities and shareholders' equity (deficit)            $    76,974              $   78,905
                                                                                  ===========              ==========

                   The accompanying notes are an integral part of the consolidated financial statements.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                              For the periods ended
                  (amounts in thousands, except per share data)
                           -------------------------

                                                                  PREDECESSOR COMPANY                        SUCCESSOR
                                                  ------------------------------------------------            COMPANY
                                                                                         JANUARY 1,         ------------
                                                                                            1999              MAY 28,
                                                                                          THROUGH              1999
                                                  FOR THE YEARS ENDED DECEMBER 31,      MAY 27, 1999          THROUGH
                                                  --------------------------------        Restated          December 31,
                                                       1997            1998               (NOTE 1)             1999
                                                     ---------       ---------            --------          ------------

Net sales                                            $ 247,539       $ 171,780            $ 24,044           $ 88,081
Cost of goods sold                                     211,120         151,802              17,716             73,448
                                                     ---------       ---------            --------           --------
   Gross profit                                         36,419          19,978               6,328             14,633
Selling, general and administrative expenses            26,983          25,583               5,538             12,137
Charge for subsidiaries under court
   ordered protection                                       --          28,490                  --                 --
Loss on sale of subsidiary                                  --           5,190                  --                 --
Discontinuance of stamping operations                    2,164              --                  --                 --
Other expense (income)                                     618           1,886                 682               (235)
Affiliate companies' (income) loss                          --           1,713              (8,680)                --
Interest expense, net                                   10,464          13,085               2,859              2,766
                                                     ---------       ---------            --------           --------
Income (loss) from continuing operations
   before income taxes
   and extraordinary item                               (3,810)        (55,969)              5,929                (35)
Income tax expense (benefit)                              (194)         (1,035)                104                 75
                                                     ---------       ---------            --------           --------
Income (loss) from continuing operations
   before extraordinary item                            (3,616)        (54,934)              5,825               (110)
Discontinued operations:
   Income from operations of IAF                         1,473           1,364                 214                 --
   Loss on sale of stock of IAF                             --              --              (2,321)                --
Extraordinary Item:
   Forgiveness of debt and liabilities                      --              --              18,272                 --
                                                     ---------       ---------            --------           --------
Net income (loss)                                       (2,143)        (53,570)             21,990               (110)
Other comprehensive expense
   Foreign currency translation adjustment                (271)            (65)                 --                 --
                                                     ---------       ---------            --------           --------

Comprehensive income (loss)                          $  (2,414)      $ (53,635)           $ 21,990           $   (110)
                                                     =========       =========            ========           ========

Basic earnings (loss) per share from continuing
   operations before extraordinary item:
       Common Shares                                 $    (.79)      $  (11.94)           $   1.27           $     --
       First Series Preferred Shares                        --              --                  --              (0.05)
Earnings (loss) per share from continuing
   operations before extraordinary item
   assuming dilution:
       Common Shares                                 $    (.79)      $  (11.94)          $    1.25           $     --
       First Series Preferred Shares                        --              --                  --              (0.05)
Basic earnings (loss) per share:
       Common Shares                                 $    (.47)      $  (11.64)          $    4.78           $     --
       First Series Preferred Shares                        --              --                  --              (0.05)
Earnings (loss) per shares assuming dilution:
       Common Shares                                 $    (.47)      $  (11.64)          $    4.73           $     --
       First Series Preferred Shares                        --              --                  --              (0.05)



                   The accompanying notes are an integral part of the consolidated financial statements.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                              For the periods ended
                    (amounts in thousands, except share data)

                                ----------------



                                                                             PREDECESSOR COMPANY
                                                               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998
                                        --------------------------------------------------------------------------------------------

                                              COMMON STOCK                  ACCUMULATED
                                        ------------------------              OTHER
                                           SHARES                          COMPREHENSIVE          RETAINED
                                        OUTSTANDING       AMOUNT               LOSS          EARNINGS (DEFICIT)             TOTAL
                                        -----------       ------           -------------     ------------------             -----

Balances, January 1, 1997                  4,582,480      $ 27,921              $   --               $ 7,857               $ 35,778
     Employee Stock Plan                      19,700            77                                                               77
     Options granted for
       consulting services                                      25                                                               25
     Tax benefit from exercised
       stock options                                            28                                                               28
     Foreign currency translation
       adjustment                                                                 (271)                                        (271)
     Net loss                                                                                         (2,143)                (2,143)
                                           ---------      --------              ------             ---------              ---------

Balances, December 31, 1997                4,602,180        28,051                (271)                5,714                 33,494
     Foreign currency translation
       adjustment                                                                  (65)                                         (65)
     Net loss                                                                                        (53,570)               (53,570)
                                           ---------      --------              ------             ---------              ---------

Balances, December 31, 1998                4,602,180      $ 28,051              $ (336)            $ (47,856)             $ (20,141)
                                           =========      ========              ======             =========              =========



                                                                             PREDECESSOR COMPANY
                                                             FOR THE PERIOD JANUARY 1, 1999 THROUGH MAY 27, 1999
                                          ------------------------------------------------------------------------------------------
                                                                                               NET INCOME
                                                                                              FOR THE PERIOD         BALANCES AT
                                           BALANCE AT       FOREIGN        ISSUANCE           JANUARY 1 TO             MAY 27,
                                           JANUARY 1,       CURRENCY        TO THE            MAY 27, 1999              1999
                                             1999          TRANSLATION    BANK GROUP        RESTATED (NOTE 1)      RESTATED (NOTE 1)
                                          -----------      -----------    ----------        -----------------      -----------------

Common Stock:
Shares Outstanding                         4,602,180                                                                      4,602,180
Amount                                    $   28,051                                                                       $ 28,051

First Series Preferred Shares:
Shares Outstanding                                --                            20,650                                       20,650
Amount                                            --                          $    177                                     $    177

Warrants:
Warrants Outstanding                              --                            77,438                                       77,438
Amount                                                          --            $     54                                     $     54

Accumulated Other Comprehensive Loss      $     (336)      $   336                  --                    --                     --

Retained Earnings (Deficit)               $  (47,856)                                               $ 21,990               $(25,866)
                                          ----------       -------            --------              --------               --------

Total Shareholder Equity                  $  (20,141)      $   336            $    231              $ 21,990               $  2,416
                                          ==========       =======            ========              ========               ========

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              For the period ended
                    (amounts in thousands, except share data)

                                ----------------



                                                                 SUCCESSOR COMPANY
                                                For the period May 28, 1999 through December 31, 1999
                                 ----------------------------------------------------------------------------------
                                    BALANCE AT                                      NET LOSS
                                      MAY 28,        INVESTMENT    SHAREHOLDERS  FOR THE PERIOD          BALANCE AT
                                       1999             NEW            BASIS        MAY 28 TO           DECEMBER 31,
                                 RESTATED (NOTE 1)  SHAREHOLDERS      CHANGE    DECEMBER 31, 1999          1999
                                 ----------------   ------------   -----------  -----------------      ------------
Common Stock:
Shares Outstanding                   4,602,180       9,441,420                                          14,043,600

Amount                             $    28,051      $    2,287     $   (27,959)                         $    2,379

First Series Preferred Shares:
Shares Outstanding                      20,650       1,952,352                                           1,973,002
Amount                             $       177      $   16,413                                          $   16,590

Warrants:
Warrants Outstanding                    77,438                         345,163                             422,601
Amount                             $        54                     $       239                          $      293

Retained Earnings (Deficit)        $   (25,866)                    $    25,866      $  (110)            $     (110)
                                   -----------      ----------     -----------      -------             ----------

Total Shareholder Equity           $     2,416      $   18,700     $    (1,854)     $  (110)            $   19,152
                                   ===========      ==========     ===========      =======             ==========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the period ended
                             (amounts in thousands)

                                ----------------


                                                                            PREDECESSOR COMPANY                     SUCCESSOR
                                                           -----------------------------------------------------     COMPANY
                                                                                                                   ------------
                                                                                                  JANUARY 1,       MAY 28, 1999
                                                           FOR THE YEARS ENDED DECEMBER 31,      1999 THROUGH        THROUGH
                                                           --------------------------------      MAY 27, 1999      DECEMBER 31
                                                                1997                1998       RESTATED (NOTE 1)        1999
                                                           -----------            ---------    -----------------   -------------
Cash flows from operating activities:
   Net income (loss)                                          $ (2,143)           $ (53,570)         $ 21,990           $   (110)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
       Extraordinary items, forgiveness of debt
         and liabilities                                            --                   --           (18,272)                --
       Depreciation and amortization                            10,412                8,669             1,250              2,045
       Loss on sale of subsidiary                                   --                5,190             2,549                 --
       Discontinuance of stamping operations                     2,250                   --                --                 --
       Write-down of subsidiaries assets                            --               31,855                --                 --
       Disposal of property and equipment                        1,296                   --                --                 --
       Affiliate companies' (income) loss                           --                1,713            (8,680)                --
       Other                                                        --                   --                98                 --
       Changes in operating assets and liabilities:
         Accounts receivable                                    (9,109)               8,020            (2,204)             1,283
         Inventory                                              (1,322)               3,586               657             (1,675)
         Other current assets                                    1,898                1,072               422              1,420
         Accounts payable                                        4,260               (5,254)            2,065             (1,425)
         Accrued liabilities and income taxes                   (4,140)               1,095              (570)              (805)
         Deferred income taxes                                     620               (3,487)                2               (101)
                                                              --------            ---------          --------           --------
         Net cash provided by (used for) operating activities    4,022               (1,111)             (693)               632
                                                              --------            ---------          --------           --------

Cash flows from investing activities:
   Purchase of property and equipment                          (13,172)              (3,071)             (238)            (1,569)
   Other                                                            --                   --                --                (50)
   Cash proceeds from sale of property and equipment             1,200                   --                --                 --
   Acquisition of Brake, Axle and Tandem Company                (5,518)                  --                --                 --
   Cash proceeds from sale of subsidiary                            --                9,891            20,000                 --
   Cash received from (loaned to) equity investees                  --               11,037           (13,980)                --
                                                              --------            ---------          --------           --------
         Net cash provided by (used for) investing activities  (17,490)             17,857              5,782             (1,619)
                                                              --------            ---------          --------           --------

Cash flows from financing activities:
   Sale of common stock                                            102                   --                --                 --
   Repayments of other debt                                     (1,727)                (427)               (6)                --
   Net borrowings under demand notes                                --                   --                --             45,774
   Net borrowings (payments) under revolving loan               11,675              (19,389)           (1,742)           (66,257)
   Net borrowings under Canadian credit facility                 1,059                3,983                --                 --
   Borrowings (repayments) under capital lease                   1,555                 (195)               --                (73)
   Issuance of First Series Preferred Shares                        --                   --                 1             16,413
   Issuance of Common Stock                                         --                   --                --              2,033
   Tax benefit from options                                         28                   --                --                 --
                                                              --------            ---------          --------           --------
           Net cash provided by (used for) financing
             activities                                         12,692              (16,028)           (1,747)            (2,110)
                                                              --------            ---------          --------           --------
   Effect of currency translation on cash                         (511)                (353)               --                 --
                                                              --------            ---------          --------           --------
Cash and cash equivalents:
   Net increase (decrease) in cash                              (1,287)                 365             3,342             (3,097)
   Cash, beginning of period                                     1,316                   29               394              3,736
                                                              --------            ---------          --------           --------
   Cash, end of period                                        $     29            $     394          $  3,736                639
                                                              ========            =========          ========           ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

                                   ----------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         FINANCIAL STATEMENT PRESENTATION - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain financial statement items have been reclassified to conform to the current year's format. In addition, net earnings for the Predecessor Company for the period January 1, 1999 through May 27, 1999 has been restated from unaudited amounts as originally reported to reflect additional income of $1.1 million, principally related to additional revenue, inventory valuation and certain accrual adjustments.

         RESTRUCTURING OF JPE, INC. - On May 27, 1999 in accordance with the terms of an Investment Agreement (the "Investment Agreement") among JPE, Inc., ASC Holdings LLC ("ASC") and Kojaian Holdings LLC ("Kojaian") dated April 28, 1999 the Company issued 1,952,352.19 shares of First Series Preferred Shares on May 27, 1999 (the "Closing Date"), in equal proportions to ASC and Kojaian for an aggregate purchase price of $16,413,274 payable in cash. Each First Series Preferred Share possesses voting and equity rights equal to 50 common shares of the Company. In addition, the Investment Agreement provided that the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") were entitled to receive warrants to purchase First Series Preferred Shares (the "Warrants"). Each holder of common stock received .075 Warrants for each share of common stock held on the record date, and each full Warrant entitled the holder to purchase one First Series Preferred Share. The Warrants were distributed as a dividend to such shareholders. The Warrants carry an initial exercise price of $9.99 per First Series Preferred Share, subject to price adjustments based on the Final Actual EBITDA and the cost of certain environmental remediation for a 24 month period occurring after the date of the Investment Transaction, as defined below. The Warrants are exercisable for the 90 day period following the providing of notice by the Company to the holders thereof of the Final Actual EBITDA.

         In addition, on May 27, 1999 ASC and Kojaian (in equal proportions) subscribed and paid for 9,441,420 newly issued shares of common stock for an aggregate purchase price of $1,986,726 payable in cash. These newly issued shares of common stock were distributed to ASC and Kojaian on June 12, 1999.

         As a precondition to consummation of the above transaction, the Company's existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16.5 million forgiveness of the Company's existing bank debt, under the terms of the Company's Forbearance Agreement dated August 10, 1998, as amended. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 shares of Preferred Stock to the Bank Group on May 27, 1999 for $1,000 of consideration (see Note 15). In addition, the Company granted the existing bank lenders 77,437.937 Warrants (which Warrants contain the same terms and conditions as granted to the shareholders of common stock of the Company on the Record Date), except the exercise price for each First Series Preferred Shares is approximately $8.16 per share.

         The immediate effect of these transactions transferred (a) approximately 47.5% of the voting securities of the Company to Kojaian,
         (b) approximately 47.5% of the voting securities of the Company to ASC, and (c) approximately 1% of the voting securities of the Company to the Bank Group (these transactions are hereafter referred to as the "Investment Transaction"). The remaining amount of the voting securities continues to be held by the public shareholders of the Company. Thus, as of December 29, 1999 each of ASC and Kojaian beneficially owned approximately 95% of the voting securities of the Company, and after the exercise of all of the Warrants, would have beneficially owned approximately 80% of the voting securities of the Company.

         Pursuant to the terms of a letter agreement (the " Letter Agreement") dated August 30, 1999 among ASC and the sole member of ASC (Heinz C. Prechter) and Kojaian and the members of Kojaian (Mike Kojaian and C. Michael Kojaian ), Heinz C. Prechter agreed to purchase (through ASC or otherwise) 4,720,710

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

                                   ----------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

         common shares and 976,176.095 First Series Preferred Shares of JPE, Inc. from Kojaian for $9.2 million. The Letter Agreement was subject to the conditions precedent of (i) obtaining the consent of Comerica Bank, the Company's lender, and (ii) the termination of the applicable waiting period under the Hart-Scott-Rodino Act. On December 30, 1999, the last of the conditions precedent was fulfilled, and on such date the Letter Agreement was consummated.

         Upon consummation of the Letter Agreement, ASC directly and Heinz C. Prechter, indirectly through ASC, owned a total of 9,441,420 common shares and 1,952,353.19 First Series Preferred Shares of JPE, Inc., constituting approximately 95% of the beneficial interests of the Company. In addition, the Shareholders Agreement dated May 27, 1999 which included provisions, addressing among other things, the nomination, election, and voting of members to the Board of Directors was terminated upon the execution of the Letter Agreement.

         In connection with the closing of the Investment Transaction on May 27, 1999, the Company entered into a Consulting Services Agreement with ASC Holdings LLC which requires payment of $250,000 annually, payable monthly, for consulting services provided by ASC Holdings LLC with respect to various business, operating, management, and financial matters. In addition, the Company is required to pay ASC Holdings LLC an additional fee equal to 2% of the excess of the final EBITDA over the targeted EBITDA, (both defined in the Investment Agreement) for the 24 month period ending after the acquisition date.

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of JPE, Inc. (the "Company"), and its wholly-owned subsidiaries, Dayton Parts, Inc. ("Dayton Parts"), Allparts, Inc. ("Allparts"), SAC Corporation ("Starboard"), Industrial & Automotive Fasteners, Inc. ("IAF"), Plastic Trim, Inc. ("PTI") and JPE Canada Inc. ("JPEC"), from the dates of acquisition (the "Acquisitions"), December 31, 1992, July 31, 1994, September 30, 1994, February 28, 1995, March 31, 1995, and December 23, 1996, respectively. The net assets of the Company's Allparts subsidiary were sold October 28, 1998, as more fully described in Note 12. The stock of the Company's IAF subsidiary was sold March 26, 1999, as more fully described in Note 16. During the third quarter of 1998, three of the Company's subsidiaries were placed under court ordered protection. On September 15, 1998, PTI and Starboard filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern Division of Michigan. On August 27, 1998, the Ontario Court (General Division) Commercial List issued an order to appoint an Interim Receiver for JPEC pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. On February 8, 1999, the net assets of JPEC were sold, to the Ventra Group, as more fully described in Note 14. Under these conditions, generally accepted accounting principles do not allow the Company to consolidate these subsidiaries from the dates of their respective filings. The Company has utilized the equity method of accounting in preparing the financial statements for the period beginning September 16, 1998 and ending December 31, 1998 and for that portion of the 1999 year beginning January 1, 1999 and ending May 27, 1999, the date of the Investment Transaction. The remaining subsidiaries were included in the Company's Investment Transaction, as more fully described above. All significant intercompany accounts and transactions with the consolidated subsidiaries have been eliminated in the preparation of the consolidated financial statements.

         Due to the events described above and the Investment Transaction, which resulted in the Company's assets, liabilities, and new capital structure being adjusted to reflect estimated fair values as of May 28,

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

                                ----------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

         1999, the consolidated financial statements of the Successor Company are not comparable to the consolidated financial statements of the Predecessor Company.

         BUSINESS - JPE, Inc. (d/b/a ASCET INC and d/b/a ASC Exterior Technologies) is a manufacturer and distributor of automotive and truck components for the original equipment manufacturers and the replacement parts markets principally in North America. Total sales for the year ended December 31, 1999 were approximately 50.2% for trim products, and 49.8% for the replacement parts markets, excluding sales of trim products by subsidiaries that are being accounted for using the equity method for the period from January 1, 1999 through May 27, 1999. The Company's fastener business, IAF was sold during 1999, and as such is accounted for as a discontinued operation.

         REVENUE RECOGNITION - The Company recognizes sales revenue upon shipment of products to customers.

         CONCENTRATION OF CREDIT RISK - Accounts receivable of the Company, which represent the principal concentration of credit risk, result from sales to companies in the automotive, light truck and heavy duty truck original equipment and aftermarket industries. Credit is extended based upon an evaluation of the customer's financial condition and collateral is not required from customers.

         INVENTORY - Inventory is valued at the lower of cost or market using the first-in, first-out ("FIFO") method.

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

         PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION - Property, plant and equipment are recorded at cost. As a result of the May 27, 1999 Investment Transaction change in control, costs were assigned to property, plant, and equipment based on the fair value of such assets on the date of the change in control. Improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses on sales and retirements of properties are included in the determination of the results of operations. Provisions for depreciation of property, plant, and equipment have been computed using the straight-line method based on estimated useful lives of the related assets.

         GOODWILL - Goodwill was initially adjusted to $2.3 million as of the date of the Investment Transaction. This amount has been subsequently increased by $1.7 million to reflect additional legal fees, elimination of certain accruals for estimated expenses as of the date of the Investment Transaction and adjustments to the fair value of the Company's assets. Accumulated amortization at December 31, 1998 and 1999 was $1,032 and $158, respectively. The recoverability of goodwill is evaluated each year to include an assessment of conditions that would result in an impairment charge, which include loss of major customers, lower margin business, labor issues, and customer sourcing and cost cutting issues. The Company's method of assessing an impairment charge if any, would be based on an analysis of changes in market value, giving effect to discounted cash flows.

         DEFERRED FINANCING COSTS - Deferred financing costs associated with borrowings are being amortized over their respective periods. Accumulated amortization at December 31, 1998 and 1999 was $563 and $292, respectively.

         EARNINGS PER SHARE - The issuance of the First Series Preferred Shares resulted in the Successor Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128-Earnings per Share, the "two class" method is used for computing earnings per share. Under this

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

                                   ----------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

         method, an earnings allocation formula is used to determine the amount of earnings allocated to each class of stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the Common Stock. Shares outstanding for the computation of basic earnings per share was 14,043,600 common shares and for the First Series Preferred Shares of 1,973,002.305. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. The Common Stock options outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution. The warrants for the First Series Preferred Shares which would have had the effect of increasing the denominator in the earnings per share calculation by 215,499 shares, for the period May 28, 1999 to December 31, 1999, were excluded because the effect is anti-dilutive.

         Earnings per share for the years ended December 31, 1997 and 1998 was computed based on 4,602,180 shares outstanding and stock options had no effect on earnings per share assuming dilution. Earnings per share for the period January 1, 1999 through May 27, 1999 was computed based on 4,602,180 shares outstanding and 43,296 equivalent shares related to stock options having a dilutive effect

         STOCK BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to measure compensation costs using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include investments in highly liquid instruments with a maturity of three months or less.


2.       INVENTORY:

         Inventory consisted of the following at December 31:

                                                                           1998                      1999
                                                                         -------                   -------

         Raw materials                                                   $ 1,606                   $ 5,959
         Work in process and components                                    1,411                     1,544
         Finished goods                                                   13,291                    13,292
         Tooling                                                           2,264                     1,794
                                                                         -------                   -------

                                                                         $18,572                   $22,589
                                                                         =======                   =======


3.       INVESTMENT IN U.S. AFFILIATE COMPANIES:

         JPE's subsidiaries, PTI and Starboard were debtors-in-possession under Chapter 11 of the Federal Bankruptcy Code. Under these conditions, generally accepted accounting principles do not allow the Company to consolidate these subsidiaries from the date of filing their voluntary petitions with the Bankruptcy Court through the date of the Investment Transaction, May 27, 1999. On February 25, 1999, both subsidiaries filed a Plan of Reorganization and Disclosure Statement with the Court, which was confirmed by the Bankruptcy Court on April 16, 1999. As a result, these two subsidiaries emerged from

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                             ---------------------


3.       INVESTMENT IN U.S. AFFILIATE COMPANIES, continued:

         Chapter 11 on that date, contingent upon the closing of the Investment Transaction on May 27, 1999. Note 1 describes details of the Investment Transaction.

         The Investment in U.S. affiliate companies on the Consolidated Balance Sheet at December 31, 1998 is comprised of the following (amounts in thousands):

                                                                      PTI           Starboard           Total
                                                                    -------         ---------          -------
         Cash                                                       $   196         $     522          $   718
         Receivables                                                 12,176             3,992           16,168
         Inventory                                                    5,322               514            5,836
         Other current assets                                           353             1,370            1,723
         Property, plant and equipment, net                          16,228             4,356           20,584
                                                                    -------         ---------          -------
                  Total Assets                                      $34,275         $  10,754          $45,029
                                                                    -------         ---------          -------

                                                                      PTI           Starboard           Total
                                                                    -------         ---------          -------
         Liabilities not subject to compromise:
           Current liabilities:
              Accounts payable                                      $   260         $     272          $   532
              Accrued liabilities                                     1,729               875            2,604
              Other liabilities                                         100               368              468
              Debtor-in-possession financing                         14,194             3,874           18,068
         Liabilities subject to compromise                            4,566             1,270            5,836
                                                                    -------         ---------          -------
                  Total Liabilities                                 $20,849         $   6,659          $27,508
                                                                    -------         ---------          -------

                           Net Equity                               $13,426         $   4,095          $17,521
                                                                    =======         =========          =======

         The results of operations for these subsidiaries since their filing date has been recorded on the equity method. Summarized statements of operations from September 16, 1998 to December 31, 1998 and January 1, 1999 to May 27, 1999 are as follows (amounts in thousands):

         September 16, 1998 to December 31, 1998:                     PTI           Starboard           Total
                                                                    -------         ---------          -------
         Net sales                                                  $22,658         $   6,422          $29,080
         Cost of sales                                               20,924             5,241           26,165
                                                                    -------         ---------          -------
         Gross profit                                                 1,734             1,181            2,915
         Selling, general and administrative expense                  1,936               328            2,264
         Other reorganization expenses                                  386               337              723
                                                                    -------         ---------          -------
         Income (loss) before interest and taxes                       (588)              516              (72)
         Interest expense                                               319                81              400
                                                                    -------         ---------          -------
         Income (loss) before taxes                                    (907)              435             (472)
         Income tax expense (benefit)                                   (20)               88               68
                                                                    -------         ---------          -------
         Net income (loss)                                          $  (887)        $     347          $  (540)
                                                                    =======         =========          =======



           JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                            ---------------------


3.       INVESTMENT IN U.S. AFFILIATE COMPANIES, continued:

         January 1, 1999 to May 27, 1999:                             PTI           Starboard           Total
                                                                    -------         ---------          -------

         Net sales                                                  $11,109         $  33,672          $44,781
         Cost of sales                                                8,409            29,592           38,001
                                                                    -------         ---------          -------
         Gross profit                                                 2,700             4,080            6,780
         Selling, general and administrative expense                    591             2,572            3,163
         Other reorganization expenses                                  180               624              804
                                                                    -------         ---------          -------
         Income (loss) before interest and taxes                      1,929               884            2,813
         Interest expense                                               107               439              546
                                                                    -------         ---------          -------
         Income (loss) before extraordinary item                      1,822               445            2,267
         Extraordinary item forgiveness of debt and liability           808             2,985            3,793
                                                                    -------         ---------          -------
         Net income                                                 $ 2,630         $   3,430          $ 6,060
                                                                    =======         =========          =======

4.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consisted of the following at December
31:

                                                                           1998                     1999
                                                                         -------                   -------

         Land                                                            $ 1,123                   $   803
         Buildings                                                         4,823                     5,980
         Machinery and equipment                                          24,345                    20,599
         Furniture and fixtures                                            4,338                     1,280
                                                                         -------                   -------
                                                                          34,629                    28,662
           Less accumulated depreciation                                 (13,666)                   (1,865)
                                                                         -------                   -------
                                                                         $20,963                   $26,797
                                                                         =======                   =======

5.       ACCRUED LIABILITIES:

         Accrued liabilities consisted of the following at December 31:

                                                                           1998                      1999
                                                                          ------                   -------

         Accrued compensation                                             $  415                   $   469
         Accrued interest                                                    767                       329
         Accrued employee benefits                                           193                     1,026
         Accrued taxes                                                        20                       457
         Other                                                               536                     1,130
                                                                          ------                   -------
                                                                          $1,931                   $ 3,411
                                                                          ======                   =======

6.       NOTES PAYABLE:

         The Company's debt financing is provided by a $56.3 million demand loan from Comerica Bank (the "Comerica Facility"). The Company has executed three promissory notes in the amounts of $6.3 million, $20 million, and $30 million, each providing for borrowing options at either a Prime based rate plus 1/2% to 1% or Eurodollar rate plus 3% to 3 1/2%. Eurodollar borrowings for 1 to 6 months are permitted at the option of the Company. Advances under the $30 million demand note are subject to a borrowing base restriction equal to 80% of eligible trade receivables and the lesser of 50% of eligible inventory or $9 million. There are no restrictions on advances under either the $6.3 million or $20 million demand notes.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                             ---------------------

6.       NOTES PAYABLE, continued:

         Borrowings under the three promissory notes are secured by the Company's cash deposits, trade receivables, inventory, and personal property, as well as a guaranty from ASC. The source of collateral is the Common Shares and First Series Preferred Shares of the Company held by ASC.

         Effective July 1, 1999, the $6.3 million demand note requires monthly principal payments of approximately $131 thousand. Beginning November 15, 1999, the $20 million demand note requires quarterly principal payments equal to 75% of the preceding quarter's excess cash flow, defined as after-tax net income, less principal note payments, plus depreciation and amortization expense. Required covenants under the Comerica Facility are the submissions of quarterly and annual financial statements and projections within a prescribed time period and a monthly borrowing base calculation. There are no financial covenants required by the terms of the Comerica Facility. Current borrowings at December 31, 1999 under the Comerica Facility are $45.9 million and unused borrowing capacity under the Company's $30 million demand note was $1.5 million.

         In addition, the Company is able to supplement any working capital needs not satisfied by the Comerica Facility through a $3 million demand note dated August 23, 1999 from ASC Incorporated, an affiliate of ASC. Advances are permitted up to $3 million and are unsecured and subordinated to advances made under the Comerica Facility. Interest accrues at prime plus 1 1/2% and is payable quarterly. As of December 31, 1999 there were no advances made under this note.

         During 1998, JPE was in default under its credit agreement with its U.S. bank group and had a Forbearance Agreement under which the lender agreed to grant certain accommodations and to forbear foreclosure until January 1, 2000. At December 31, 1998, the Company classified the amount owed on the Forbearance Agreement as current portion of long-term debt. As of the date of the Investment Agreement, May 27, 1999, all amounts owed under the Forbearance Agreement have been paid or forgiven.

         Also during 1998, PTI and Starboard had post-petition loans provided by a court financing order. These debt instruments were reflected on the consolidated balance sheet at December 31,1998 through an investment in affiliate companies (see Note 3).

         At December 31, 1998 and 1999, the average effective borrowing rate was 9.75%, approximately 11% for the period ending May 27, 1999, and 8.57% for the period ending December 31, 1999. The Comerica Bank Facility provides for a facility fee which is payable quarterly in arrears. Facility and amendment fees were $1.4 million in 1998, $33 thousand for the period ending May 27, 1999, and $421 thousand for the period ending December 31, 1999, and are included as interest expense in the financial statements.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                             ----------------------

7.       INCOME TAXES:

         Income tax expense (benefit) for the years ended December 31, 1997 and 1998 and for the periods January 1, 1999 through May 27, 1999 and May 28, 1999 through December 31, 1999 is as follows:

                                                                            JANUARY 1, 1999       MAY 28, 1999
                                                                                THROUGH              THROUGH
                                                     1997          1998       MAY 27, 1999      DECEMBER 31, 1999
                                                     ----          ----       ------------      -----------------
         Income (loss) before income tax:
           U.S.                                     $   63       $(48,544)      $ 22,254              $ (135)
           Foreign                                  (2,400)        (6,061)          (160)                100
                                                    ------       --------       --------              ------
                                                   $(2,337)      $(54,605)      $ 22,094              $  (35)
                                                   =======       ========       ========              ======
         Current income taxes
           Federal                                 $ (456)       $  (366)       $     --              $   10
           State                                       333            441             88                  64
           Foreign                                      43            (19)            16                 (16)
                                                    ------       --------       --------              ------
         Total current income taxes                    (80)            56            104                  58
                                                    ------       --------       --------              ------
         Deferred income taxes:
           Federal                                     606         (1,649)            --                  --
           State                                        88           (283)            --                  17
           Foreign                                    (808)           841             --                  --
                                                    ------       --------       --------              ------
         Total deferred income taxes                  (114)        (1,091)            --                  17
                                                    ------       --------       --------              ------
              Total income tax expense (benefit)    $ (194)      $ (1,035)      $    104              $   75
                                                    ======       ========       ========              ======


         The provision for income taxes differs from the amount of income taxes determined by applying the statutory U. S. federal income tax rate to pretax income as a result of the following:

                                                              FOR THE YEAR
                                                            ENDED DECEMBER 31     JANUARY 1, 1999    MAY 28, 1999
                                                            ----------------         THROUGH           THROUGH
                                                             1997        1998      MAY 27, 1999    DECEMBER 31, 1999
                                                             ----        ----      ------------    -----------------
         Statutory U. S. federal tax rate                    (34%)      (34%)           34%                (34%)
         State taxes, net of federal tax benefit              12         --             --                 151
         Goodwill amortization                                10         --             --                 153
         Nondeductible bankruptcy and other expenses          --         --             --                  85
         Foreign tax rate in excess of below U.S.             --         --             --                (143)
                federal tax rate                               2         --             --                  --
         Increase /(decrease) in valuation reserve            --         32            (34)                 --
         All other                                             2         --             --                   2
                                                            ------     ------        ------              ------
                Effective tax rate                            (8%)       (2%)           --%                214%
                                                            ======     ======        ======              ======


         Deferred income taxes reflect the estimated future tax effect of temporary differences between the amount of the assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. As of May 27, 1999, the date of the Investment Transaction, the Company had approximately $23 million of taxable net operating loss carryovers. Of this amount, approximately $22 million was used to offset taxable income for the period January 1, 1999 through May 27, 1999, including income associated with the bank debt forgiveness and vendor liability settlements. The remaining taxable loss carryovers are subject to certain limitations as a result of the Investment Agreement and utilization is dependent on the Company's future profitability. This may prevent full utilization of these losses during the carryover period, and as such, the Company has recorded a valuation reserve related to the tax benefits associated with such losses. In addition, the Company sustained a further net operating loss of $1.2 million for the period May 28, 1999 through December 31, 1999. The Company's 214% effective tax rate for the

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                       -----------------------------------

7.       INCOME TAXES, continued:

         period May 28, 1999 through December 31, 1999, represents taxes computed at regular tax rates, and reflects the Company's inability to deduct certain bankruptcy costs and the amortization of goodwill associated with the Investment Transaction.

         Deferred tax assets of approximately $6.7 million have been reduced by a $4.3 million valuation reserve, and deferred tax liabilities of $1.4 million have been recorded at December 31, 1999. If in subsequent periods, the valuation reserve related to the May 27, 1999 deferred tax assets can be reduced, the effect will be to reduce goodwill before any benefit is realized in the Consolidated Statement of Operations.

         At December 31, 1998 and 1999, deferred tax assets and liabilities are as follows:

                                                                                   1998              1999
                                                                                   ----              ----
         Deferred tax assets:
           Goodwill                                                                $ 780            $3,491
           Inventory                                                                 527               807
           Allowance for doubtful accounts                                           380               456
           Employee benefits                                                         522               179
           AMT tax credit                                                             78                78
           Net operating losses                                                    2,904             1,275
           All other                                                                 275                63
           Patents                                                                   442               420
                                                                                  -------           ------
         Total deferred tax assets                                                 5,908             6,769
                                                                                  -------           ------

         Deferred tax liabilities:
           Property and equipment                                                  1,819             1,301
           Prepaid pension                                                            --               125
                                                                                  -------           ------
         Total deferred tax liabilities                                            1,819             1,426
                                                                                  -------           ------

         Net deferred tax assets                                                   4,089             5,343

         Valuation reserve                                                        (4,164)           (4,343)
                                                                                  -------           ------
         Net deferred tax assets (liabilities)                                     $ (75)           $1,000
                                                                                  =======           ======

8.       WARRANTS TO ACQUIRE PREFERRED STOCK:

         The Investment Agreement provides that the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") were entitled to receive warrants (the "Warrants") entitling the holder with the right to purchase .075 First Series Preferred Shares of the Company for each share of common stock held on the Record Date. The Warrants carry an initial exercise price of $9.99 per First Series Preferred Share, subject to price adjustments based on the final actual EBITDA and the cost of certain environmental remediation for the 24 month period from the date of the Investment Transaction. The Warrants are exercisable for a 90 day period following the providing of notice by the Company to the holders thereof of the Final Actual EBITDA (as defined in the Investment Agreement).

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

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                             ---------------------

9.       STOCK OPTIONS AND WARRANTS:

         Prior to the date of the Investment Transaction, May 27, 1999, the Company granted certain officers, directors, key employees and consultants stock options under the 1993 Stock Incentive Plan for Key Employees of JPE, Inc. The options granted under this plan give the bearer the right to purchase stock at a fixed price, determined at the date of grant. On December 16, 1996, the Company elected to reprice 415,000 of the outstanding options to the then fair market value of $7.25.

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

         Information regarding the Plan, the prior plan and the JPE Director Stock Option Plan for 1997, 1998 and 1999 is as follows:

                                                                   WEIGHTED                            WEIGHTED
                                                                   AVERAGE                             AVERAGE
                                                                   EXERCISE          OPTIONS           EXERCISE
                                                      SHARES       PRICE            EXERCISABLE        PRICE
                                                      ------       --------         -----------        -----
         Balance, January 1, 1997                      480,610       $ 7.61           168,981           $ 8.26
         Options exercised                             (19,700)        3.87
         Options terminated and expired               (130,910)        9.07
         Options granted                                86,750         7.09
                                                      --------
         Balance, December 31, 1997                    416,750       $ 7.22           178,500           $ 7.25

         Options exercised                                 --            --
         Options terminated and expired               (243,250)      $ 6.86
         Options granted                               359,000         1.59
                                                      --------
         Balance, December 31, 1998                    532,500       $ 3.58           187,188           $ 6.86

         Options exercised                                  --           --
         Options terminated and expired               (480,750)      $ 3.20
         Options granted                                    --           --
                                                      --------
         Balance, December 31, 1999                     51,750       $ 7.25            41,126           $ 7.25
                                                      ========

                                                                1997                1998               1999
                                                                ----                ----               ----

         Options available for grant at end of year             323,814            200,108            680,858
         Option price range at end of year                 $6.625-$8.00        $0.30-$8.00        $6.63-$8.00
         Option price range for exercised shares            $3.26-$7.25                 --                 --
         Weighted average grant date fair value
           of options granted                                     $3.61              $0.66                 --
         Weighted average remaining life                      7.5 years          8.5 years          6.3 years

         During 1994, in connection with the purchase of Starboard, the Company granted warrants to purchase 100,000 shares of common stock at $9.50 per share to the former owners and key employees of that subsidiary. The warrants were exercisable on the grant date and expire ten years from the date of grant. The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's plan been determined

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                       -----------------------------------

9.       STOCK OPTIONS AND WARRANTS, continued:

         based on the fair value at the grant date for awards in 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have changed to the pro forma amounts indicated below:

                                                           1997          1998       JANUARY 1, 1999     MAY 28, 1999
                                                           ----          ----          THROUGH            THROUGH
                                                                                     MAY 27, 1999    DECEMBER 31, 1999
                                                                                     ------------    -----------------
         Net income/(loss) - as reported                 $(2,143)       $(53,570)        $21,990            $ (110)
         Net income/(loss) - pro forma                   $(2,380)       $(53,336)        $21,974            $ (125)
         Income/(loss) per share assuming dilution:
              As reported                                  $(.47)        $(11.64)         $ 4.73                --
              Pro forma                                    $(.52)        $(11.59)         $ 4.73                --

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1998: dividend yield of 0%; expected volatility of 56%; risk-free interest rate of 6.3%; and expected lives of 6 years.

         The pro forma disclosures may not be representative of the effects on reported net income and earnings per share because only stock options granted beginning in 1995 are reflected in the pro forma amounts. Other factors that may impact pro forma disclosures in future years include the vesting period of stock options, timing of additional grants and number of additional shares granted.

10.      EMPLOYEE BENEFIT PLANS:

         The Company has several different defined contribution plans consisting of a 40l(k) plan and profit sharing plans which cover substantially all U.S. based non-union employees. The Company's matching 401(k) and profit sharing contributions are discretionary and were suspended July 1, 1998. On June 25, 1999, the Company's matching 401(k) and profit sharing contributions were reinstated retroactive to January 1, 1999. The charges to operations for the years ended December 31, 1997 and 1998 were $1,258 thousand and $567 thousand. The charges to operations for the 1999 Predecessor and Successor periods were $213 thousand and $518 thousand, respectively.

11.      CHARGES FOR SUBSIDIARIES UNDER COURT ORDERED PROTECTION:

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

                                                               FOR THE YEAR ENDED DECEMBER 31, 1998
                                                               ------------------------------------
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

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                        ---------------------------------

11.      CHARGES FOR SUBSIDIARIES UNDER COURT ORDERED PROTECTION, continued:

                                                               FOR THE YEAR ENDED DECEMBER 31, 1998
                                                               ------------------------------------
                                                       PTI             Starboard          JPEC              Total
                                                       ---             ---------          ----              -----
         Loan guarantee                                    --                --               635               635
         Other assets                                      --                --               100               100
                                                       -------            ------          -------           -------

              Total                                    $24,137            $5,683           $2,035           $31,855
                                                       =======            ======           ======           =======

         These charges have been reflected on the income statement for the year ended December 31, 1998 in the following captions:

         Cost of sales                                 $ 1,759               --               --            $ 1,759
         Selling, general and administrative expenses    1,156             $ 350            $ 100             1,606
         Charge for subsidiaries
           under court ordered protection               21,222             5,333            1,935            28,490
                                                       -------            ------          -------           -------

              Total                                    $24,137            $5,683           $2,035           $31,855
                                                       =======            ======           ======           =======

12.      SALE OF ALLPARTS, INC.:

         On October 28, 1998, the Company sold substantially all of the assets of its wholly-owned subsidiary, Allparts, Inc., to R&B, Inc. for $10.1 million and the assumption of trade payables and accrued liabilities of $1.5 million, for a total sales price of $11.6 million. The expenses related to this transaction totaled $0.2 million. The assets of Allparts, Inc. on October 28, 1998 totaled $16.6 million. The loss on the sale of Allparts, Inc. was $5.2 million. The net proceeds of $9.9 million were used to pay down U.S. Bank debt.


13.      DISCONTINUANCE OF STAMPING OPERATIONS:

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


14.      SALE OF JPE CANADA INC.:

         At December 31, 1998, JPE Canada Inc. ("JPEC") was under the control of an Interim Receiver appointed pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. The duties of the Interim Receiver included commencing the process of realizing value of the assets for the benefit of The Bank of Nova Scotia, the secured lender. On December 8, 1998, The Bank of Nova Scotia, the Interim Receiver, General Motors Corporation and General Motors of Canada Limited entered into an agreement to sell substantially all the assets of JPEC to the Ventra Group, Inc. This agreement required that JPEC make an assignment in bankruptcy prior to closing. On February 8, 1999, JPEC filed an assignment in bankruptcy

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                        --------------------------------


14.      SALE OF JPE CANADA INC., continued:

         with the Ontario Court (General Division) Commercial List and substantially all the assets of JPEC were sold for approximately $13.7 million. The secured bank loans of JPEC were approximately $14.8 million at closing. The balance sheet and income statement for JPEC have been recorded on the equity method from the appointment of the Interim Receiver on August 27, 1998. The unpaid liabilities of JPEC at closing were eliminated through the bankruptcy proceeding, resulting in a gain of approximately $2.9 million which was recognized in the first quarter of 1999.

         The following is a summary of JPEC's Balance Sheet at December 31, 1998 and Statement of Operations for the periods August 28 to December 31, 1998 and January 1, 1999 through the dated of divestiture, February 8, 1999 (amounts in thousands):

                  Receivables                                            $ 4,390
                  Inventory                                                3,709
                  Other assets                                               703
                  Fixed assets                                            14,839
                                                                         -------
                           Total Assets                                   23,641
                                                                         -------

                  Bank debt                                               19,251
                  Accounts payable                                         5,421
                  Accrued liabilities                                      1,085
                  Other liabilities                                          744
                                                                         -------
                           Total Liabilities                              26,501
                                                                         -------

                           Net Deficit                                   $(2,860)
                                                                         =======

         For the periods August 28, 1998 to December 31, 1998:

                  Net sales                                              $19,194
                  Cost of sales                                           18,304
                                                                         -------
                  Gross profit                                               890

                  Selling, general and administrative expense                709
                  Other expense                                            1,082
                                                                         -------
                  Loss before interest and taxes                            (901)

                  Interest expense                                           342
                                                                         -------
                  Loss before taxes                                       (1,243)
                  Tax benefit                                                 70
                                                                         -------
                           Net Loss                                      $(1,173)
                                                                         =======

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                        ---------------------------------


14.      SALE OF JPE CANADA INC., continued:

         For the period January 1, 1999 to February 8, 1999
                  Net sales                                              $ 4,066
                  Cost of sales                                            3,857
                                                                         -------
                  Gross profit                                               209

                  Selling, general and administrative expenses               134
                  Other expense                                              242
                                                                         -------
                  Loss before interest and taxes                            (167)

                  Interest expense                                            94
                                                                         -------
                  Loss before taxes                                         (261)
                  Tax benefit                                                 --
                                                                         -------

                  (Loss) before extraordinary item                          (261)
                  Extraordinary item, forgiveness of
                           debt and liabilities                            2,881
                                                                         -------
                  Net income                                             $ 2,620
                                                                         =======

15.      FORGIVENESS OF BANK DEBT:

         As a precondition to consummation of the Investment Agreement, the Company's existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16.5 million forgiveness of the Company's existing bank debt. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 First Series Preferred Shares to the Bank Group on May 27, 1999 for $1,000 of consideration. In addition, the Company granted the existing bank lenders warrants to purchase 77,437.937 First Series Preferred Shares (which contain the same terms and conditions as granted to the shareholder of common stock of the Company on the Record Date except the exercise price per First Series Preferred Share is approximately $8.16).

         The Company has determined the fair value of the First Series Preferred Shares issued to the Bank Group to be $177.5 thousand based on the same price per share paid by ASC. The Warrants issued to the Bank Group have a fair value of $53.6 thousand computed in the same method used for shareholders of record. These amounts reduce the forgiveness of the bank debt, resulting in an extraordinary item of $16.3 million or $3.53 per share. The Company has utilized its net operating loss carryforward to offset the taxable income from the forgiveness of debt and liabilities.

16.      DISCONTINUED OPERATIONS AND SALE OF INDUSTRIAL & AUTOMOTIVE FASTENERS,
         INC.

         On March 26, 1999, the Company sold the stock of Industrial & Automotive Fasteners, Inc. ("IAF"), its fastener segment, to MacLean Acquisition Company for approximately $20 million. The sales agreement required certain vendors to compromise their accounts receivable from IAF to 30% of the outstanding balance which resulted in an extraordinary gain of $2.0 million or $.44 per share. The net proceeds of $19.2 million from this sale were used to pay down U.S. Bank debt. The measurement date for discontinued operation was February 5, 1999, the date that the Board of Directors and the lenders approved the letter of intent. IAF's income from operations prior to the measurement date was $214 thousand, or $.05 per share. The loss on sale was $2.5 million, offset by income from operations after the measurement date of $200 thousand, resulting in a net loss of $2.3 million, or $.50 per share.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                         --------------------------------


16. DISCONTINUED OPERATIONS AND SALE OF INDUSTRIAL & AUTOMOTIVE FASTENERS, INC., continued:


         Revenue for IAF for the three month period ended March 31, 1999 was $10.0 million and for the year ended December 31, 1998 was $38.3 million.


17.      ACQUISITIONS:

         On April 16, 1997, Dayton Parts acquired all of the issued and outstanding capital stock of Brake, Axle and Tandem Company ("BATCO"). This acquisition has been accounted for as a purchase. The purchase price of $5,518 thousand was allocated to the assets acquired and liabilities assumed. The values of the assets acquired and liabilities assumed with the purchase of BATCO were based on the fair values at the date of acquisition. In 1998, BATCO was merged into Dayton Parts with no change of assets or liabilities from this transaction.


18.      SUPPLEMENTAL CASH FLOW INFORMATION:

         Selected cash payments and noncash activities for the years ended December 31, 1997, 1998 and for the periods ending May 27, 1999 and December 31, 1999 were as follows:

                                                                                        JANUARY 1,       MAY 28,
                                                                                           1999         THROUGH
                                                                                         THROUGH       DECEMBER 31
                                                              1997            1998     MAY 27, 1999        1999
                                                              ----            ----     ------------        ----
         Cash paid for interest                                $10,226       $12,978      $4,692          $2,077
         Cash paid for income taxes                                535           275          44             115

         Noncash investing and financing activities:
           Increase in fixed assets for revised allocation
                of purchase price of JPE Canada                  2,070            --          --              --


19.      SEGMENT INFORMATION:

         In 1998, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company manages and reports its operating activities under three segments: Trim Products, Fasteners, and Truck and Automotive Replacement Parts. The Trim Products segment consists

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                         ---------------------------------


19.      SEGMENT INFORMATION, continued:

         of decorative and functional exterior trim sold to Original Equipment Manufacturers ("OEM's"). Fasteners are decorative, specialty and standard wheel nuts sold to the OEM's and to the replacement market. The Truck and Automotive Replacement Parts segment consists of heavy-duty vehicle undercarriage parts and brake systems for the automotive industry. The Company sold its brake systems segment during 1998 (see Note 12). In 1999, the Company also sold a portion of its Trim Products segment (see Note 14). Information for the Fastener segment has been excluded as it is accounted for as discontinued operations as it was sold by the Company on March 26, 1999 (see Note
         16).

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

         Information by operating segment is summarized below:

                                              Trim            Replacement
                                            Products             Parts            Total
                                            --------          -----------         -----
         Sales to unaffiliated customers
           1999 Predecessor Company          $     --          $ 24,044         $ 24,044
           1999 Successor Company              56,305            31,776           88,081
           1998                                85,671            86,109          171,780
           1997                               155,964            91,575          247,539

         Segment profit (loss)
           1999 Predecessor Company          $     --          $  1,240         $  1,240
           1999 Successor Company               2,938             2,166            5,104
           1998                                (8,218)            5,509           (2,709)
           1997                                 3,677             8,706           12,383

         Other charges (income)
           1999 Predecessor Company          $     --          $     81             $ 81
           1999 Successor Company                (126)             (173)            (299)
           1998                                26,704             5,243           31,947
           1997                                 2,782                --            2,782

         Affiliate companies' losses
           1999 Predecessor Company          $ (8,680)         $     --         $ (8,680)
           1999 Successor Company                  --                --               --
           1998                                 1,713                --            1,713
           1997                                    --                --               --


            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

19.        SEGMENT INFORMATION, continued:

                                              Trim            Replacement
                                            Products             Parts           Total
                                            --------          -----------        -----
           Depreciation and amortization
           1999 Predecessor Company             $     --         $    785        $   785
           1999 Successor Company                  1,515              451          1,966
           1998                                    4,744            1,996          6,740
           1997                                    6,305            2,165          8,470

         Segment assets
           1999                                 $ 48,437         $ 26,357        $74,794
           1998*                                      --           37,642         37,642

         Expenditures for segment assets
           1999 Predecessor Company             $     --         $    132        $   132
           1999 Successor Company                  1,320              249          1,569
           1998                                    1,613              994          2,607
           1997                                    8,963            8,099         17,062

         * At December 31, 1998, the Trim Products segment was being recognized through Investment in Affiliates of $14,661. Total assets for the Trim Products segment at December 31, 1998 were $68,671.

         A reconciliation of segment profit (loss) for reportable segments to consolidated loss before taxes is as follows:

                                                                            PREDECESSOR          SUCCESSOR
                                                  1997            1998          1999               1999
                                                  ----            ----          ----               ----
         Segment profit (loss)                  $ 12,383       $ (2,709)       $ 1,240           $ 5,104
         Other (charges) income                   (2,782)       (31,947)           (81)              299
         Equity net (loss) income                     --         (1,713)         8,680                --
         Corporate expense                        (2,947)        (2,857)        (1,051)           (2,672)
         Costs related to bankruptcy and
           forbearance agreements                     --         (3,658)            --                --
         Interest expense                        (10,464)       (13,085)        (2,859)           (2,766)
                                                --------       --------        --------          -------

         Income (loss) before taxes             $ (3,810)      $(55,969)       $ 5,929           $   (35)
                                                ========       ========        =======           =======


         A reconciliation of segment assets to consolidated assets is as follows:

                                                              PREDECESSOR      SUCCESSOR
                                                                COMPANY         COMPANY
                                                  1997            1998            1999
                                                  ----            ----            ----
         Segment Assets                         $189,800         $ 61,121       $ 74,794
         Corporate Assets                          3,415            1,192          4,111
         Investment in Affiliates                     --           14,661             --
                                                --------         --------       --------
                                                $193,215         $ 76,974       $ 78,905
                                                ========         ========       ========

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                         ---------------------------------

19.      SEGMENT INFORMATION, continued:

         The Company's sales to individual customers in excess of 10% of total revenue were:


                                                                     SUCCESSOR
                                                                      COMPANY
                                                1997       1998         1999
                                                ----       ----         -----
         General Motors Corporation              44%        29%         36%
         DaimlerChrysler Corporation             11%        16%         23%


         The Company had export sales of approximately $29, $29.2 and $22.3 million, principally to Canada, Mexico, and Central America, for the years ended December 31, 1997, 1998 and 1999, respectively. The Company operates in the North American geographic area.


20.      FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximates its fair value.

         Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

         Long-and short-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements and its long-term debt approximate their fair values as the interest rates float with short term rates.


21.      COMMITMENTS

         The Company maintains long-term operating leases covering office equipment, vehicles, and real estate. Commitments related to these leases are $1.3 million, $1.2 million, $585 thousand, $198 thousand, and $148 thousand, for the years 2000 - 2004, respectively.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                           ----------------------------

22.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The Company has restated its previously reported quarterly information as follows:

                                                  ---------------------------------------------------------------------
                                                                          FOR THE PERIODS ENDED
                                                  ---------------------------------------------------------------------
                                                          PREDECESSOR COMPANY                  SUCCESSOR COMPANY
                                                  JANUARY 1, 1999     APRIL 1, 1999      MAY 28, 1999      JULY 1, 1999
                                                    TO MARCH 31,       TO MAY 27,         TO JUNE 30,    TO SEPTEMBER 30,
                                                       1999              1999                 1999            1999
                                                       ----              ----                 ----            ----
Net sales
   As originally reported                               $24,183          $ 9,738              $14,013          $38,005
   Change primarily related to
      classification of IAF as discontinued
      operations and timing of revenue recognition       (9,907)              30                   48             (274)
                                                        -------          -------              -------          -------
    As restated                                         $14,276          $ 9,768              $14,061          $37,731
                                                        =======          =======              =======          =======

Cost of goods sold
    As originally reported                              $18,997          $ 7,524              $11,021          $31,183
    Change primarily related to
      classification of IAF as discontinued
      operations and adjustments to
      inventory valuation                                (8,713)             (92)                  40               72
                                                        -------          -------              -------          -------
    As restated                                         $10,284          $ 7,432              $11,061          $31,255
                                                        =======          =======              =======          =======

Gross Profit
    As originally reported                              $ 5,186          $ 2,214              $ 2,992          $ 6,822
    Impact of amounts described above                    (1,194)             122                    8             (346)
                                                        -------          -------              -------          -------
    As restated                                         $ 3,992          $ 2,336              $ 3,000          $ 6,476
                                                        =======          =======              =======          =======

Income from continuing operations
    before extraordinary items
    As originally reported                              $ 2,085          $ 2,535              $   513          $   549
    Change primarily related to
      classification of IAF as discontinued
      operations and adjustments to inventory
      valuation and certain accrual adjustments             674              531                   (20)           (308)
                                                        -------             ----              --------         -------
    As restated                                         $ 2,759          $ 3,066              $    493         $   241
                                                        =======          =======              ========         =======

Discontinued operation
    As originally reported                              $    --          $    --              $     --         $    --
    Changes primarily related to
      classification of IAF as discontinued
      operations                                         (2,107)              --                    --              --
                                                        -------          -------              --------         -------
    As restated                                         $(2,107)         $    --              $     --         $    --
                                                        =======          =======              ========         =======

Extraordinary item - forgiveness of debt and
  liabilities
    As originally reported                              $    --         $ 16,257              $     --         $    --
    Reclassification of forgiveness of liabilities        2,015               --                    --              --
                                                        --------        --------              --------         -------
    As restated                                         $ 2,015         $ 16,257              $     --         $    --
                                                        ========        ========              ========         =======

Net income
    As originally reported                              $  2,085        $ 18,792              $    513         $   549
    Impact of amounts described above                        582             531                   (20)           (308)
                                                        --------        --------              --------         -------
    As restated                                         $  2,667        $ 19,323              $    493         $   241
                                                        ========        ========              ========         =======

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                           ------------------------------

22.      QUARTERLY FINANCIAL DATA (UNAUDITED), continued:

                                                  ------------------------------------------------------------------------
                                                                             FOR THE PERIODS ENDED
                                                  ------------------------------------------------------------------------

                                                        PREDECESSOR COMPANY                   SUCCESSOR COMPANY
                                                  JANUARY 1, 1999     APRIL 1, 1999      MAY 28, 1999      JULY 1, 1999
                                                    TO MARCH 31,       TO MAY 27,         TO JUNE 30,    TO SEPTEMBER 30,
Per share amounts as restated are as follows:          1999              1999                 1999            1999
                                                       ----              ----                 ----            ----
Basic earnings per share from continuing
   operations before extraordinary item:
   Common Shares                                      $ 0.60           $ 0.67                $  --            $  --
   First Series Preferred Shares                          --               --                 0.22             0.11

Earnings per share from continuing
   operations before extraordinary item
   assuming dilution:
   Common Shares                                      $ 0.59           $ 0.66                $  --            $  --
   First Series Preferred Shares                          --               --                 0.19             0.10

Basic earnings per share:
    Common Shares                                     $ 0.58           $ 4.20                $  --            $  --
    First Series Preferred Shares                         --               --                 0.22             0.11

Earnings per share assuming dilution:
    Common Shares                                     $ 0.57           $ 4.16                $  --            $  --
    First Series Preferred Shares                         --               --                 0.19             0.10

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                               -------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 25, 1999, the Company engaged Ernst & Young LLP, independent auditors ("Ernst & Young"), as the Registrant's principal accountants to audit the Registrant's financial statements for the year ending December 31, 1999. Ernst & Young was engaged to replace PricewaterhouseCoopers LLP, independent accountants ("PwC"), who had previously been engaged for the same purpose, and whose dismissal was effective on June 25, 1999. The decision to change the Registrant's accountants was approved by the Registrant's Board of Directors on June 25, 1999 and was based on Registrant's desire to appoint a new independent auditor after Kojaian Holdings LLC and ASC Holdings LLC (with whom Ernst & Young has had a long-standing working relationship) acquired a majority interest in Registrant's outstanding shares of common and preferred stock on May 27, 1999.

The reports of PwC on the Registrant's financial statements for the past two fiscal years ended December 31, 1998 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The report of PwC on the Registrant's financial statements for the past two fiscal years ended December 31, 1998 contained a statement of uncertainty concerning the Registrant's ability to continue as a going concern. This was due to the Registrant's deteriorating financial condition as of December 31, 1998, the uncertainty over the emergence from bankruptcy of three of the Registrant's subsidiaries, the successful restructuring of the Registrant's bank debt, and the consummation of the sale of a majority interest in the Registrant to ASC Holdings LLC and Kojaian Holdings LLC.

During the last two years ended December 31, 1998 and in the subsequent interim period, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to executive officers and members of the Board of Directors of the Company will be contained in the Proxy Statement or Information Statement for the 2000 Annual Meeting of Shareholders under the captions "Directors and Executive Officers of the Registrant" and "Election of Directors" and is incorporated herein by reference. Additionally, information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2000 Proxy Statement under the caption "Beneficial Ownership Reporting Compliance".

ITEM 11.      EXECUTIVE COMPENSATION

Information required by this Item will be contained in the 2000 Proxy Statement or Information Statement under the caption "Compensation of Directors and Executive Officers" and incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item will be contained in the 2000 Proxy Statement or Information Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the closing of the Investment Transaction on May 27, 1999, the Company entered into a Consulting Services Agreement with ASC Holdings LLC which requires payment of $250,000 annually, payable monthly, for consulting services provided by ASC Holdings LLC with respect to various business, operating, management, and financial matters. In addition, the Company is required to pay ASC Holdings LLC an additional fee equal to 2% of the excess of the final EBITDA over the targeted EBITDA, (both defined in the Investment Agreement) for the 24 month period ending after the acquisition date. Further disclosures of information required by this Item will be contained in the 2000 Proxy Statement or Information Statement under the caption "Certain Relationships and Related Transactions" incorporated herein by this reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              (a)     LISTING OF DOCUMENTS

                      (1)      Financial Statements

                               The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1998 and 1999, and for the years ended December 31, 1997, 1998 and for the periods January 1, 1999 through May 27, 1999 and May 28, 1999 through December 31, 1999, consist of the following:

                               -        Reports of Independent Auditors
                               -        Consolidated Balance Sheets
                               - Consolidated Statements of Operations and Comprehensive Operations
                               - Consolidated Statements of Shareholders' Equity (Deficit)
                               -        Consolidated Statements of Cash Flows
                               -        Notes to Consolidated Financial
                                        Statements

                      (2)      Financial Statement Schedule

                               The financial statement schedule of the Company appended hereto, as required for the years ended December 31, 1997, 1998 and 1999, consists of the following:

                               II.      Valuation and Qualifying Accounts

                      (3)      Exhibits

                               See Exhibit Index.


              (b)     REPORTS ON FORM 8-K

                      On January 11, 2000, Registrant filed a report on Form 8-K dated December 30, 1999 reporting a change in control of the Registrant. Pursuant to a Letter Agreement dated August 30, 1999 among ASC Holdings LLC and its sole member (Heinz C. Prechter) and Kojaian Holdings LLC and its members (Mike Kojaian and C. Michael Kojaian), Heinz C. Prechter agreed to purchase 4,720,710 common shares and 976,176.095 First Series Preferred Shares of the Registrant from Kojaian Holding, LLC for $9.2 million. As a result, Heinz C. Prechter owns 95% of the beneficial interest of the Registrant.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 30, 2000 by the undersigned, thereunto duly authorized.

                                    JPE, INC.

                                    By:      /s/ David L. Treadwell
                                        -------------------------------
                                             David L. Treadwell
                                             Chairman of the Board and Chief
                                             Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         /s/ David L. Treadwell                      Chairman of the Board                       March 30, 2000
------------------------------------                 Chief Executive Officer
         David L. Treadwell


         /s/ Joseph E. Blake                         Vice President                              March 30, 2000
------------------------------------                 Chief Financial Officer
         Joseph E. Blake                             (Principal Financial Officer and
                                                     Principal Accounting Officer)


         /s/ Mike Kojaian                            Director                                    March 30, 2000
------------------------------------
         Mike Kojaian


         /s/ C. Michael Kojaian                      Director                                    March 30, 2000
------------------------------------
         C. Michael Kojaian


        /s/ Heinz C. Prechter                        Director                                    March 30, 2000
------------------------------------
         Heinz C. Prechter


            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                          FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION



The schedule, as required, for the years ended December 31, 1997 and 1998 and for the periods January 1, 1999 through May 27, 1999 and May 28, 1999 through December 31, 1999:

                                                                          PAGE
                                                                          ----
 II.       Valuation and Qualifying Accounts                               54

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                        SCHEDULE II - VALUATION ACCOUNTS

                              For the periods ended
                                -----------------



Column A                                     Column B             Column C             Column D         Column E
--------                                    ----------     -----------------------    ----------        ---------
                                            Balance at     Charges to     Charges                       Balance
                                            Beginning      Costs and      to Other                      at End
Description                                 of Period      Expenses       Accounts    Deductions        of Period
-----------                                 ----------     ----------     --------    ----------        ---------
Accounts receivable, allowance
     for doubtful accounts:

     January 1, 1997 through
         December 31, 1997               $  262,000       $   165,000    $  160,000   $   (213,000)     $  374,000
                                         ==========       ===========    ==========    ===========      ==========

     January 1, 1998 through
         December 31, 1998               $  374,000       $ 1,951,000    $   (3,000)   $(1,638,000)(1)  $  684,000
                                         ==========       ===========    ==========    ===========      ==========

     January 1, 1999 through
         May 27, 1999                    $  684,000       $   750,000    $1,363,000    $(1,770,000)     $1,027,000
                                         ==========       ===========    ==========    ===========      ==========

     May 28, 1999 through
         December 31, 1999               $1,027,000       $   326,000    $   --        $  (300,000)     $1,053,000
                                         ==========       ===========    ==========    ===========      ==========

     1. The adjustment in Column D is to reduce the valuation account for Starboard and PTI allowance for doubtful accounts that is recognized under the equity method of accounting utilized for these subsidiaries.

                                  EXHIBIT INDEX



          EXHIBIT
           NUMBER                        DESCRIPTION
          -------                        -----------
            2.1 Asset Purchase Agreement dated December 31, 1992, among Varity Corporation, a subsidiary of Varity Corporation formerly known as Dayton Parts, Inc., the Registrant and JPE Acquisition I, Inc., incorporated by reference to
                      Exhibit 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).
            2.2 Stock Purchase Agreement dated December 13, 1994 by and among JPE, Inc. and the Shareholders of SAC Corporation, incorporated by reference to Registrant's Current Report on Form 8-K dated December 28, 1994.
            2.3 Asset Purchase Agreement dated February 28, 1995 among JPE Acquisition II, Inc., Key Manufacturing Group Limited Partnership and TTD Management, Inc., incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated March 14, 1995.
            2.4 Acquisition Agreement dated as of April 6, 1995 among JPE, Inc., PTI Acquisition Corp. and Plastic Trim, Inc., incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated April 24, 1995.
            2.5 Agreement of Purchase and Sale dated November 15, 1996 between JPE, Inc., in trust for 1203462 Ontario Inc., and Pebra Inc., incorporated by reference to Registrant's Current Report on Form 8-K dated January 6, 1997.
            2.6 Stock Purchase Agreement dated April 16, 1997 among JPE, Inc., Dayton Parts, inc. and the Stockholders of Brake, Axle and Tandem Company, incorporated by reference to Registrant's Current Report on Form 8-K dated April 30, 1997.
            2.7 Asset Purchase Agreement, dated as of August 28, 1998, by and between R&B, Inc. and Allparts, Inc., incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated November 12, 1998.
            2.8 Amendment No. 1, dated October 15, 1998, to Asset Purchase Agreement, dated as of August 28, 1998, by and between R&B, Inc. and Allparts, Inc., incorporated by reference to
                      Exhibit 2.2 to Registrant's Current Report on Form 8-K dated November 12, 1998.
            2.9 Agreement dated December 8, 1998 between The Bank of Nova Scotia, Ventra Group Inc., General Motors Corporation, General Motors of Canada Limited and Grant Thornton Limited, incorporated by reference to Exhibit 2.9 filed with the Registrant's Annual Report on Form 10-K dated April 15, 1999.
            2.10 Stock Purchase Agreement dated as of March 26, 1999 by and among JPE, Inc., Industrial & Automotive Fasteners, Inc. and MacLean Acquisition Company, incorporated by reference on Form 10-K date April 15, 1999.
            3.1       Articles of  Incorporation,  incorporated  by reference to
                      Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).
            3.2 Bylaws, adopted as of May 28, 1999, filed with this report.
             4 Form of Certificate for Shares of the Common Stock, incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).
            4.1 Form of Certificate for Shares of Preferred Stock, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated May 27, 1999.
            4.2 Form of Preferred Stock Warrant issued to Bank Group, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated May 27, 1999.
            4.3 Form of Preferred Stock Warrant to be issued to share holder of record of JPE, Inc. Common Stock as of June 11, 1999, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated May 27, 1999.
            10.1 Shareholder Agreement (Conformed Copy), incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).
            10.2 Indemnification Agreement dated September 1, 1993, between the Registrant and Dr. John Psarouthakis, incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

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
            10.7      Exclusive Distributor Agreement dated December 31, 1992,
                      between Dayton Walther Corporation ("DWC") and Dayton
                      Parts, incorporated by reference to Exhibit 10.14 to the
                      Registrant's Registration Statement on Form S-1 (File No.
                      33-68544).
            10.8      Exclusive Distributor Agreement dated December 31, 1992,
                      between DWC and Dayton Parts, incorporated by reference to
                      Exhibit 10.15 to the Registrant's Registration Statement
                      on Form S-1 (File No. 33-68544).
            10.9      Letter Agreement dated December 31, 1992, from
                      Kelsey-Hayes Company to JPE Acquisition I, Inc. (now known as Dayton Parts), incorporated by reference to Exhibit
                      10.16 to the Registrant's Registration Statement on Form
                      S-1 (File No. 33-68544).
           10.10      Lease Agreement dated May 3, 1993, between Central Storage
                      & Transfer Company of Harrisburg, Inc. ("CSTCH") and
                      Dayton Parts, as amended by First Addendum to Lease dated
                      May 3, 1993, between CSTCH and Dayton Parts, incorporated
                      by reference to Exhibit 10.17 to the Registrant's
                      Registration Statement on Form S-1 (File No. 33-68544).
           10.11      JPE, Inc. 1993 Stock Incentive Plan for Key Employees, as
                      amended, incorporated by reference to Exhibit 28 to the
                      Registrant's Registration Statement on Form S-8 (File No.
                      33-92236).
           10.12      Form of JPE, Inc. Warrant to purchase an aggregate of
                      100,000 shares of Common Stock at $9.50 per share issued
                      by the Registrant in favor of the sellers of SAC
                      Corporation, incorporated by reference to Exhibit 4.a. to
                      the Registrant's Form 8-K dated December 28, 1994.
           10.13      Third Amendment to JPE, Inc. 1993 Stock Incentive Plan for
                      Key Employees, incorporated by reference to Exhibit 10.14
                      to Registrant's Annual Report on Form 10-K for the year
                      ended December 31, 1995.
*          10.14      JPE,  Inc.  Director  Stock  Option  Plan,  incorporated
                      by  reference  to Exhibit 28 to the Registrant's
                      Registration Statement on Form S-8 (File No. 33-93328).
           10.15      Form of Indemnification Agreement dated February 8, 1995,
                      between the Registrant and Donna L. Bacon, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
                      Report on Form 10-Q for the quarter ended March 31, 1995.
           10.16      Form of Indemnification Agreement between the Registrant
                      and James J. Fahrner, incorporated by reference to Exhibit
                      10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

           10.17      Form of Indemnification Agreement between Registrant and
                      C. William Mercurio, incorporated by reference to Exhibit
                      10.19 to Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1996.
           10.18      Third Amended and Restated Credit Agreement dated as of
                      December 31, 1996, by and among Comerica Bank, other
                      participants and JPE, Inc. (the "Credit Agreement"),
                      incorporated by reference to Exhibit 10.20 to Registrant's
                      Annual Report on Form 10-K for the year ended December 31,
                      1996.
           10.19      Credit Agreement dated as of December 20, 1996 between JPE
                      Canada Inc. and The Bank of Nova Scotia, incorporated by
                      reference to Exhibit 10.21 to Registrant's Annual Report
                      on Form 10-K for the year ended December 31, 1996.
           10.20      Form of Indemnification Agreement between the Registrant
                      and David E. Cole, filed, incorporated by reference to
                      Exhibit 10.22 to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1997.
           10.21      Amendment 1 dated April 16, 1997 to the Credit Agreement,
                      incorporated by reference to Exhibit 10.23 to Registrant's
                      Annual Report on Form 10-K for the year ended December 31,
                      1997.
           10.22      Amendment 2 dated August 14, 1997, effective June 30,
                      1997, to the Credit Agreement, incorporated by reference
                      to Exhibit 10.1 to the Registrant's Quarterly Report on
                      Form 10-Q for the quarter ended September 30, 1997.
           10.23      Amendment 3 dated February 13, 1998 to the Credit
                      Agreement, incorporated by reference to Exhibit 10.25 to
                      Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 1997.
           10.24      Amendment 4 and Limited Waiver, dated as of May 15, 1998,
                      to the Credit Agreement, incorporated by reference to
                      Exhibit 10.4 to the Registrant's Quarterly Report on Form
                      10-Q for the quarter ended June 30, 1998.
           10.25      Letter Agreement (the "Forbearance Agreement"), dated
                      August 10, 1998 among the Banks, Comerica Bank, as Agent,
                      JPE, Inc. and its subsidiaries, incorporated by reference
                      to Exhibit 10.1 to the Registrant's Quarterly Report on
                      Form 10-Q for the quarter ended June 30, 1998.
           10.26      First Amendment dated August 31, 1998 to Forbearance
                      Agreement, incorporated by reference to Exhibit 10.1 to
                      the Registrant's Quarterly Report on Form 10-Q for the
                      quarter ended September 30, 1998.
           10.27      Second Amendment dated September 4, 1998 to Forbearance
                      Agreement, incorporated by reference to Exhibit 10.2 to
                      the Registrant's Quarterly Report on Form 10-Q for the
                      quarter ended September 30, 1998.
           10.28      Third Amendment dated September 16, 1998 to Forbearance
                      Agreement, incorporated by reference to Exhibit 10.3 to
                      the Registrant's Quarterly Report on Form 10-Q for the
                      quarter ended September 30, 1998.
           10.29      Fourth Amendment dated October 1, 1998 to Forbearance
                      Agreement, incorporated by reference to Exhibit 10.4 to
                      the Registrant's Quarterly Report on Form 10-Q for the
                      quarter ended September 30, 1998.
           10.30      Final Order Authorizing Postpetition Financing and
                      Providing Adequate Protection for Plastic Trim, Inc. dated
                      October 29, 1998, incorporated by reference to Exhibit
                      10.5 to the Registrant's Quarterly Report on Form 10-Q for
                      the quarter ended September 30, 1998.
           10.31      Final Order Authorizing Postpetition Financing and
                      Providing Adequate Protection for Starboard Industries,
                      Inc. dated October 29, 1998, incorporated by reference to
                      Exhibit 10.6 to the Registrant's Quarterly Report on Form
                      10-Q for the quarter ended September 30, 1998.
*          10.32      Executive  Severance Agreement dated February 20, 1998
                      between Registrant and Donna L. Bacon, incorporated by
                      reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
*          10.33      Amendment No. 1, dated May 21, 1998, to Executive
                      Severance Agreement between Registrant and Donna L. Bacon, incorporated by reference to Exhibit 10.2 to Registrant's
                      Quarterly  Report on Form 10-Q for the quarter ended
                      June 30, 1998.
*          10.34      Executive Severance Agreement dated February 20, 1998
                      between Registrant and James J. Fahrner, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

*          10.35      Amendment No. 1, dated May 21, 1998, to Executive
                      Severance Agreement between Registrant and James J.
                      Fahrner,  incorporated by reference to Exhibit 10.3 to
                      Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
*          10.36      Stay Bonus Agreement, dated as of September 1, 1998,
                      between JPE, Inc. and Donna L. Bacon, incorporated by
                      reference to Exhibit 10.7 to Registrant's  Quarterly
                      Report on Form 10-Q for the quarter ended September 30,
                      1998.
*          10.37      Stay Bonus Agreement, dated as of September 21, 1998,
                      between JPE, Inc. and James J. Fahrner, incorporated by
                      reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
*          10.38      Stay Bonus Agreement,  dated as of September 30, 1998,
                      between JPE, Inc. and Karen A. Radtke, incorporated by
                      reference to Exhibit 10.9 to Registrant's  Quarterly
                      Report on Form 10-Q for the quarter ended September 30,
                      1998.
           10.39      Fifth Amendment, dated December 1, 1998, to Forbearance
                      Agreement, incorporated by reference to Exhibit 10.39 to
                      the Registrant's Annual Report on Form 10-K dated April
                      15, 1999.
           10.40      Sixth Amendment, dated March 26, 1999, to Forbearance
                      Agreement, incorporated by reference to Exhibit 10.40 to
                      the Registrant's Annual Report on Form 10-K dated April
                      15, 1999.
           10.41      Form of Indemnification Agreement, dated as of September
                      30, 1998, between the Registrant and Richard P. Eidswick,
                      incorporated by reference to Exhibit 10.41 to the
                      Registrant's Annual Report on Form 10-K dated April 15,
                      1999.
           10.42      Form of Indemnification Agreement, dated as of November 9,
                      1998, between the Registrant and Richard R. Chrysler,
                      filed with this report.
           10.43      Form of letter dated November 28, 1998 from Dr. John
                      Psarouthakis terminating Shareholder Agreement,
                      incorporated by reference to Exhibit 10.43 to the
                      Registrant's Annual Report on Form 10-K dated April 15,
                      1999.
*          10.44      Letter dated February 5, 1999 amending terms of Stay Bonus
                      Agreement  between the Registrant and James J. Fahrner,
                      incorporated by reference to Exhibit 10.44 to the
                      Registrant's  Annual Report on Form 10-K dated April 15,
                      1999.
*          10.45      Letter dated February 5, 1999 amending terms of Stay Bonus
                      Agreement between the Registrant and Karen A. Radtke, incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K dated April 15,
                      1999.
           10.46      Investment Agreement dated April 28, 1999 among ASC
                      Holdings LLC, Kojaian Holdings LLC and JPE, Inc., incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K dated May 27,
                      1999.
           10.47      Tenth Amendment dated May 21, 1999, to forbearance
                      Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K dated May 27,
                      1999.
           10.48      Letter Agreement, dated May 26, 1999, among Comerica Bank
                      as Agent, JPE, Inc. and its subsidiaries, incorporated by reference to Exhibit 10.3 to the Registrant's Current
                      Report on Form 8-K dated May 27, 1999
           10.49      Letter Agreement, dated May 27, 1999, among Comerica Bank,
                      JPE, Inc. and its subsidiaries, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form
                      8-K dated May 27, 1999
           10.50      Form of Promissory Note dated May 27, 1999 in the
                      principal amount of $20, 000,000 executed by JPE, Inc. and its subsidiaries, incorporated by reference to Exhibit
                      10.5 to the Registrant's Current Report on Form 8-K dated
                      May 27, 1999
           10.51      Form of Promissory Note dated May 27, 1999 in the
                      principal amount of $6,300,000 executed by JPE, Inc. and its subsidiaries, incorporated by reference to Exhibit
                      10.6 to the Registrant's Current Report on Form 8-K dated
                      May 27, 1999
           10.52      Form of Promissory Note dated May 27, 1999 in the
                      principal amount of $30,000,000 executed by JPE, Inc. and its subsidiaries, incorporated by reference to Exhibit
                      10.7 to the Registrant's Current Report on Form 8-K dated
                      May 27, 1999
           10.53      Advance Formula Agreement, dated May 27, 1999 between JPE,
                      Inc. and its subsidiaries and Comerica Bank, incorporated by reference to Exhibit 10.8 to the Registrant's Current
                      Report on Form 8-K dated May 27, 1999.

           10.54 Form of Security Agreement (All Assets), dated as of May 27, 1999, executed by JPE, Inc. and each of its subsidiaries, incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.55 Patent and Trademark Security Agreement, dated as of May 27, 1999 made by JPE, Inc. in favor of Comerica Bank, incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.56 Security Agreement (Negotiable Collateral), dated as of May 27, 1999, executed by each of ASC Holdings LLC, Kojaian Holdings, JPE, Inc. and its wholly-owned subsidiary, SAC Corporation, incorporated by reference to
                      Exhibit 10.11 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.57 Guaranty, dated as of May 27, 1999, executed by ASC Holdings LLC, Kojaian Holdings LLC, API/JPE, Inc. and SAC Corporation, incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.58 Letter Agreement, dated May 27, 1999, among Heinz c. Prechter, mike Kojaian and C. Michael Kojaian, incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.59 Shareholders Agreement dated May 27, 1999 between ASC Holdings LLC and Kojaian Holdings LLC, incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.60      Employment Agreement, dated May 27, 1999, between Richard
                      R. Chrysler and JPE, Inc., incorporated by reference to
                      Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.61 Termination Agreement and Release of All Liability, dated May 27, 1999, between Richard C. Chrysler and JPE, Inc., incorporated reference to Exhibit 10.16 to the Registrant's Current Report on Form 8-K dated May 27, 1999.
           10.62 Termination Agreement and Release of All Liability, dated May 27, 1999, between Richard P. Eidswick and JPE, Inc., incorporated reference to Exhibit 10.17 to the Registrant's Current Report on Form 8-K dated May 27, 1999.
           10.63 Letter Agreement among GMAC Business Credit LLC, Comerica Bank and Plastic Trim, Inc., incorporated reference to
                      Exhibit 10.18 to the Registrant's Current Report on Form 8-K dated May 27, 1999.
           10.64 Letter Agreement among GMAC Business Credit LLC, Comerica Bank and Starboard Industries, Inc., incorporated reference to Exhibit 10.19 to the Registrant's Current Report on Form 8-K dated May 27, 1999.
           10.65 Letter Agreement, dated August 30, 1999, among Mike Kojaian, C. Michael Kojaian, Kojaian Holdings LLC, Heinz
                      C. Prechter and ASC Holdings LLC, incorporated reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 30, 1999.
           10.66 Release of Guarantor (Kojaian Holdings LLC) from Guaranty dated May 27, 1999, incorporated reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated December 30, 1999.
           10.67 Agreement dated September 24, 1999 between Registrant and The Bank Of Nova Scotia releasing the Registrant of the Guarantee made on behalf of JPE Canada Inc., filed with this report.
             16 Letter dated June 29, 1999 from PricewaterhouseCoopers LLP, the former independent accountants for the Registrant, incorporated by reference to the Registrant's Current Report on Form 8-K dated June 25, 1999.
             20 Press Release dated July 1, 1999 announcing promotion of Richard R. Chrysler to Vice Chairman, incorporated by reference to Exhibit 20 to the Registrant's Current Report on Form 8-K dated July 1, 1999.
            20.1 Press Release dated December 30, 1999 announcing ASC Holdings LLC becomes majority owner of Registrant, incorporated by reference to Exhibit 20.1 to the Registrant's Current Report on Form 8-K dated December 30, 1999.
             21 Subsidiaries of the Registrant, incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K dated April 15, 1999.

             23       Consent of PricewaterhouseCoopers LLP, incorporated by
                      reference to Exhibit 23 to the Registrant's Annual Report
                      on Form 10-K dated April 15, 1999.
             23.1     Consent of Ernst & Young LLP, filed with this report.
             23.2     Consent of PricewaterhouseCoopers LLP, filed with this
                      report.
             27       Financial Data Schedule

*    Indicates management contract or compensatory plan or arrangement