Form 10-Q
period 2000-03-31
JPE INC
filed 2000-05-15
CIK 884637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ____________ to ___________


                         Commission file number 0-22580


            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
             (Exact name of registrant as specified in its charter)


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
Yes X  No
   ---   ---

As of March 31, 2000, there were 14,043,600 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 22 pages, of which this is page 1.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                                      INDEX


                                                                                               Page
                                                                                               ----

Part I.    Financial Information

           Item 1.    Financial Statements
                      Consolidated Condensed Balance Sheets                                      3
                      -    At March 31, 2000 and 1999 (Unaudited)
                      -    At December 31, 1999

                      Consolidated Condensed Statements of Operations (Unaudited)                4
                      -    For the Three Months Ended
                      -    March 31, 2000 (Successor Company)
                      -    March 31, 1999 (Predecessor Company)

                      Consolidated Condensed Statements of
                        Shareholders' Equity (Unaudited)                                         5
                      -    For the Three Months Ended March 31, 2000

                      Consolidated Condensed Statements of Cash Flows (Unaudited)                6
                      -    For the Three Months Ended March 31, 2000 (Successor Company)
                      -    For the Three Months Ended March 31, 1999 (Predecessor Company)

                      Notes to Unaudited Consolidated Condensed Financial Statements          7-15

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       15

           Item 3.    Quantative and Qualitative Disclosures About Market Risk                  19

Part II.   Other Information

           Item 6.    Exhibits and Reports                                                      21

           Signature                                                                            22

                        PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ($ Amounts in Thousands)

                                                               AT MARCH 31,
                                                               (UNAUDITED)
                                                               -----------
                                                                         1999          AT DECEMBER 31,
                                                           2000     RESTATED (NOTE A)      1999
                                                           ----     ----------------       ----
         ASSETS
Current assets:
     Cash and cash equivalents                          $    338        $   695          $    639
     Accounts receivables trade, net                      21,219          8,448            20,205
     Inventory, net                                       22,064         13,724            22,589
     Other current assets                                  1,369          1,243             1,396
                                                        --------        -------          --------

                  Total current assets                    44,990         24,110            44,829

Investment in affiliated companies                            --         17,233                --
Property, plant and equipment, net                        26,211         10,350            26,797
Goodwill, net                                              3,832          5,445             3,902
Deferred income taxes                                      2,844             --             2,778
Other assets                                                 678            654               599
                                                        --------        -------          --------

                  Total assets                          $ 78,555       $ 57,792          $ 78,905
                                                        ========       ========          ========


     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Notes Payable                                      $ 42,972       $     --          $ 45,877
     Current portion of long term debt                        --         67,448                --
     Accounts payable trade                                9,380          4,737             8,306
     Accrued liabilities and other
       current liabilities                                 4,569          2,388             3,451
                                                        --------       --------          --------

                  Total current liabilities               56,921         74,573            57,634

Deferred income taxes and other liabilities                1,924            319             1,873
Long-term debt, non-current                                  219             38               246
                                                        --------       --------          --------

                  Total liabilities                       59,064         74,930            59,753
                                                        --------       --------          --------

Shareholders' equity (deficit):
     Warrants                                                293             --               293
     First Series Preferred Shares, no par value,
         3,000,000 authorized, 1,973,002 shares
         issued and outstanding at March 31, 2000
         and December 31, 1999 and no shares issued
         and outstanding at March 31, 1999                16,590             --            16,590
     Common stock, no par value, 15,000,000
         authorized, 14,043,600 shares issued and
         outstanding at March 31, 2000 and December
         31, 1999 and 4,602,180 issued and outstanding
         at March 31, 1999                                 2,379         28,051             2,379
     Retained earnings (accumulated deficit)                 229        (45,189)             (110)
                                                        --------       --------          --------

                    Total shareholders' equity
                      (deficit)                           19,491        (17,138)           19,152
                                                        --------       --------          --------

                    Total liabilities and
                      shareholders' equity (deficit)    $ 78,555       $ 57,792          $ 78,905
                                                        ========       ========          ========


                   The accompanying notes are an integral part
              of the consolidated condensed financial statements.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999
                 ($ Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                     SUCCESSOR              PREDECESSOR
                                                                      COMPANY                 COMPANY
                                                                      -------                 -------
                                                                    THREE MONTHS            THREE MONTHS
                                                                       ENDED                   ENDED
                                                                      MARCH 31,              MARCH 31,
                                                                        2000                   1999
                                                                        ----                   ----
                                                                                        RESTATED (NOTE A)

Net sales                                                             $37,727                 $14,276
Cost of goods sold                                                     30,922                  10,284
                                                                      -------                 -------

Gross profit                                                            6,805                   3,992

Selling, general and administrative expenses                            5,000                   3,234
Other expense (income)                                                     (2)                    258
Affiliate companies' (income)                                              --                  (4,134)
Interest expense, net                                                   1,213                   1,804
                                                                      -------                 -------

Income from continuing operations before
     income taxes and extraordinary item                                  594                   2,830
Income tax expense                                                        255                      71
                                                                      -------                 -------

Income from continuing operations before
     extraordinary item                                                   339                   2,759

Discontinued operation:
     Income from operations of IAF                                         --                     214
     Loss on sale of stock of IAF                                          --                  (2,321)
Extraordinary item:
     Forgiveness of IAF debt                                               --                   2,015
                                                                      -------                 -------


Net income                                                            $   339                 $ 2,667
                                                                      =======                 =======


Basic earnings per share from continuing
  operations before extraordinary item:
         Common Shares                                                  $0.00                   $0.60
         First Series Preferred Shares                                   0.15                      --
Earnings per share from continuing operations
before extraordinary item assuming dilution:
         Common Shares                                                  $0.00                   $0.59
         First Series Preferred Shares                                   0.15                      --
Basic earnings per share:
         Common Shares                                                  $0.00                   $0.58
         First Series Preferred Shares                                   0.15                      --
Earnings per share assuming dilution:
         Common Shares                                                  $0.00                   $0.57
         First Series Preferred Shares                                   0.15                      --


                   The accompanying notes are an integral part
              of the consolidated condensed financial statements.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                            ($ Amounts in Thousands)
                                   (Unaudited)


                                                                           NET INCOME
                                                   BALANCES AT           FOR THE PERIOD             BALANCES AT
                                                   DECEMBER 31,           JANUARY 1 TO               MARCH 31,
                                                      1999               MARCH 31, 2000                2000
                                                      ----               --------------                ----

Common Stock:
Shares Outstanding                                14,043,600                                       14,043,600
Amount                                          $      2,379                                    $       2,379

First Series Preferred Shares:
Shares Outstanding                                 1,973,002                                        1,973,002
Amount                                          $     16,590                                    $      16,590

Warrants:
Warrants Outstanding                                 422,601                                          422,601
Amount                                          $        293                                    $         293


Retained Earnings (Deficit)                     $       (110)                $ 339              $         229
                                                ------------                 -----              -------------

Total Shareholder Equity                        $     19,152                 $ 339              $      19,491
                                                ============                 =====              =============

                   The accompanying notes are an integral part
              of the consolidated condensed financial statements.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            ($ Amounts in Thousands)
                                   (Unaudited)

                                                                                    PREDECESSOR
                                                                                      COMPANY
                                                                  SUCCESSOR           -------
                                                                   COMPANY          THREE MONTHS
                                                                   -------
                                                                 THREE MONTHS          ENDED
                                                                    ENDED             MARCH 31,
                                                                   MARCH 31,            1999
                                                                     2000         RESTATED (NOTE A)
                                                                     ----         ----------------
Cash flows from operating activities:
     Net income                                                      $ 339             $ 2,667
     Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
           Extraordinary items, forgiveness of liabilities              --              (2,015)
           Depreciation and amortization                               930                 895
           Loss on sale of subsidiary                                   --               2,549
           Affiliate companies' income                                  --              (4,134)
           Other                                                        --                  98
           Changes in operating assets and liabilities:
              Accounts receivable                                   (1,014)             (2,972)
              Inventory                                                525                 (67)
              Other current assets                                      27                 588
              Accounts payable                                       1,074              (1,644)
              Accrued liabilities and other current liabilities      1,103                (192)
              Deferred income taxes                                     --                 (11)
                                                                   -------             -------
                  Net cash provided by (used for)
                    operating activities                             2,984              (4,238)

Cash flows from investing activities:
     Purchase of property and equipment                               (274)               (204)
     Other                                                             (79)                 --
     Cash proceeds from sale of Industrial &
        Automotive Fasteners, Inc.                                      --              20,000
     Cash loaned to equity investees                                    --               1,799
                                                                   -------             -------
                  Net cash provided by (used for)
                    investing activities                              (353)             21,595

Cash flows from financing activities:
     Net borrowings (payments) under demand notes                   (2,905)                 --
     Net borrowings (payments) under revolving loan                     --             (17,052)
     Repayments of other debt                                          (27)                 (4)
                                                                   -------             -------
                  Net cash provided by (used for)
                     financing activities                           (2,932)            (17,056)

Cash and cash equivalents:
     Net increase (decrease) in cash                                  (301)                301
     Cash, beginning of period                                         639                 394
                                                                   -------             -------

     Cash, end of period                                           $   338             $   695
                                                                   =======             =======

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES) NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies (together with its subsidiaries, the "Company")) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes for the year ended December 31, 1999. Certain financial statement items have been reclassified to conform to the current quarter's format. In addition, net earnings for the Predecessor Company for the three months ended March 31, 1999 has been restated from unaudited amounts as originally reported to reflect additional income of $582 thousand principally related to additional revenue, inventory valuation and certain accrual adjustments.

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

         During 1998 and throughout the first quarter of 1999, the Company experienced operational and financial difficulties and a plan to restructure its financial affairs was formulated. During the third quarter of 1998, three of the Company's subsidiaries were placed under court ordered protection. On September 15, 1998, Plastic Trim, Inc. ("PTI") and Starboard Industries, Inc. ("Starboard") filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern Division of Michigan. On August 27, 1998, the Ontario Court (General Division) Commercial List issued an order to appoint an Interim Receiver for JPE Canada, Inc. ("JPEC") pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. On February 8, 1999, the net assets of JPEC were sold, to the Ventra Group, as more fully described in Note I. Under these conditions, generally accepted accounting principles do not allow the Company to consolidate these subsidiaries from the dates of their respective filings. The Company has utilized the equity method of accounting in preparing the financial statements for the three months ended March 31, 1999.

         Certain non-core operations of the Company were divested of March 26, 1999. The stock of the Company's subsidiary, Industrial and Automotive Fasteners, Inc., was sold to MacLean-Fogg Company, as more fully described in Note J. The remaining subsidiaries of the Company were included in the Investment Transaction, as more fully described below.

         On May 27, 1999 in accordance with the terms of an Investment Agreement (the "Investment Agreement") among JPE, Inc., ASC Holdings LLC ("ASC") and Kojaian Holdings LLC ("Kojaian") dated April 28, 1999 the Company issued 1,952,352.19 shares of First Series Preferred Shares on May 27, 1999 (the "Closing Date"), in equal proportions to ASC and Kojaian for an aggregate purchase price of $16,413,274 payable in cash. Each First Series Preferred Share possesses voting and equity rights equal to 50 common shares of the Company. In addition, the Investment Agreement provided that the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") were entitled to receive warrants to purchase First Series Preferred Shares (the "Warrants"). Each holder of common stock received .075 Warrants for each share of common stock held on the record date, and each full Warrant entitled the holder to purchase one First Series Preferred Share. The Warrants were distributed as a dividend to such shareholders. The Warrants carry an initial exercise price of $9.99 per First Series Preferred Share, subject to price adjustments based on the Final Actual EBITDA (as defined in the Investment Agreement) and the cost of certain environmental remediation for a 24 month period occurring after the consummation of the

         Investment Agreement. The Warrants are exercisable for the 90 day period following the providing of notice by the Company to the holders thereof of the Final Actual EBITDA.

         In addition, on May 27, 1999 ASC and Kojaian (in equal proportions) subscribed and paid for 9,441,420 newly issued shares of common stock for an aggregate purchase price of $1,986,726 payable in cash. These newly issued shares of common stock were distributed to ASC and Kojaian on June 12, 1999.

         As a precondition to the consummation of the Investment Transaction, the Company's existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16.5 million forgiveness of the Company's existing bank debt, under the terms of the Company's Forbearance Agreement dated August 10, 1998, as amended. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 shares of Preferred Stock to the Bank Group on May 27, 1999 for $1,000 of consideration (see Note K). In addition, the Company granted the Bank Group 77,437.937 Warrants (which Warrants contain the same terms and conditions as granted to the shareholders of common stock of the Company on the Record Date), except the exercise price for each First Series Preferred Shares is approximately $8.16 per share.

         The immediate effect of these transactions transferred (a) approximately 47.5% of the voting securities of the Company to Kojaian,
         (b) approximately 47.5% of the voting securities of the Company to ASC, and (c) approximately 1% of the voting securities of the Company to the Bank Group (these transactions are hereafter referred to as the "Investment Transaction"). The remaining amount of the voting securities continues to be held by the public shareholders of the Company and the Bank Group. Thus, as of December 29, 1999 each of ASC and Kojaian beneficially owned approximately 95% of the voting securities of the Company, and after the exercise of all of the Warrants, would have beneficially owned approximately 80% of the voting securities of the Company.

         Pursuant to the terms of a letter agreement (the " Letter Agreement") dated August 30, 1999 among ASC and the sole member of ASC (Heinz C. Prechter) and Kojaian and the members of Kojaian (Mike Kojaian and C. Michael Kojaian), Heinz C. Prechter agreed to purchase (through ASC or otherwise) 4,720,710 common shares and 976,176.095 First Series Preferred Shares of JPE, Inc. from Kojaian for $9.2 million. The Letter Agreement was subject to the conditions precedent of (i) obtaining the consent of Comerica Bank, the Company's post-Investment Transaction lender, and (ii) the termination of the applicable waiting period under the Hart-Scott-Rodino Act. On December 30, 1999, the last of the conditions precedent was fulfilled, and on such date the Letter Agreement was consummated.

         Upon consummation of the Letter Agreement, ASC directly and Heinz C. Prechter, indirectly through ASC, owned a total of 9,441,420 common shares and 1,952,353.19 First Series Preferred Shares of JPE, Inc., constituting approximately 95% of the beneficial interests of the Company. In addition, the Shareholders Agreement dated May 27, 1999 which included provisions, addressing among other things, the nomination, election, and voting of members to the Board of Directors, was terminated upon the execution of the Letter Agreement.

         In connection with the closing of the Investment Transaction on May 27, 1999, the Company entered into a Consulting Services Agreement with ASC which requires payment of $250,000 annually, payable monthly, for consulting services provided by ASC with respect to various business, operating, management, and financial matters. In addition, the Company is required to pay ASC an additional fee equal to 2% of the excess of the final EBITDA over the targeted EBITDA (both defined in the Investment Agreement) for the 24 month period ending after the acquisition date.

         Accordingly, due to the events described above, the consolidated financial statements for periods prior to May 27, 1999 are not necessarily comparable to the consolidated financial statement presented after that date. JPE, Inc. is now operating under the assumed names of ASCET INC and ASC Exterior Technologies and is hereinafter referred to as the Successor Company.

B.       INVENTORY:

         Inventories by component are as follows (amounts in thousands):

                                                                      March 31, 1999
                                                 March 31, 2000      Restated (Note A)       December 31, 1999
                                                 --------------      -----------------       -----------------

         Finished goods                              $12,484             $11,396                   $13,292
         Work in process                               1,914                 842                     1,544
         Raw material                                  6,026               1,486                     5,959
         Tooling                                       1,640                  --                     1,794
                                                     -------             -------                   -------
                                                     $22,064             $13,724                   $22,589
                                                     =======             =======                   =======

C.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment by component is as follows (amounts in thousands):

                                                                      March 31, 1999
                                                March 31, 2000       Restated (Note A)      December 31, 1999
                                                --------------       -----------------      -----------------

         Land                                        $   803             $   500                   $   803
         Buildings                                     5,980               3,201                     5,980
         Machinery and equipment                      20,873              14,769                    20,599
         Furniture and fixtures                        1,280               1,032                     1,280
                                                     -------             -------                   -------
                                                      28,936              19,502                    28,662
           Less accumulated depreciation              (2,725)             (9,152)                   (1,865)
                                                     -------             -------                   -------

                                                     $26,211             $10,350                   $26,797
                                                     =======             =======                   =======

D.       ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

         Accrued liabilities and other current liabilities consisted of the following (amounts in thousands):

                                                                      March 31, 1999
                                                March 31, 2000       Restated (Note A)      December 31, 1999
                                                --------------       -----------------      -----------------

         Accrued compensation                       $    836             $   533                   $   469
         Accrued interest                                582                 687                       329
         Accrued employee benefits                     1,641                 148                     1,026
         Accrued taxes                                   349                  34                       497
         Loan guaranty - JPEC                             --                 534                        --
         Other                                         1,161                 452                     1,130
                                                     -------             -------                   -------

                                                     $ 4,569             $ 2,388                   $ 3,451
                                                     =======             =======                   =======

E.       INVESTMENT IN U.S. AFFILIATE COMPANIES:

         JPE, Inc.'s subsidiaries, Plastic Trim, Inc. ("PTI") and Starboard Industries, Inc. ("Starboard") were debtors-in-possession under Chapter 11 of the Federal Bankruptcy Code (see Note I for discussion of the sale of JPE Canada, Inc. ("JPEC")). Under these conditions, generally accepted accounting principles did not allow the Company to consolidate these subsidiaries from September 15, 1998, the date of filing their voluntary petitions with the Bankruptcy Court. In this regard, the Company utilized the equity method of accounting in preparing the financial statements for these subsidiaries for the quarter ended March 31, 1999.

         On February 25, 1999, both PTI and Starboard filed a Plan of Reorganization and Disclosure Statement with the Court. In connection with the Investment Transaction (see Note A), the reorganization plans of the Company's subsidiaries, PTI and Starboard, which were confirmed by the Bankruptcy Court on April 16, 1999, became effective on May 27, 1999, the date the Investment Agreement was consummated.

         These subsidiaries are included in the consolidated financial statements effective May 28, 1999 for the Successor Company.

         The investment in U.S. affiliate companies on the Consolidated Balance Sheet at March 31, 1999 as Restated (see Note A) is comprised of the following (amounts in thousands):

                                                                      PTI           Starboard           Total
                                                                      ---           ---------           -----

         Cash                                                          $ --             $ 140            $ 140
         Receivables                                                 16,523             3,954           20,477
         Inventory                                                    5,273               547            5,820
         Other current assets                                           290             1,045            1,335
         Property, plant and equipment, net                          15,667             4,248           19,915
                                                                    -------            ------          -------
                  Total Assets                                       37,753             9,934           47,687
                                                                    -------            ------          -------

         Liabilities not subject to compromise:
           Current liabilities:
              Accounts payable                                          520                24              544
              Accrued liabilities                                     1,418               904            2,322
              Other liabilities                                         339                --              339
              Debtor-in-possession financing                         18,388             3,025           21,413
         Liabilities subject to compromise                            4,566             1,270            5,836
                                                                    -------            ------         --------
                  Total Liabilities                                  25,231             5,223           30,454
                                                                    -------            ------          -------

                           Net Equity                               $12,522           $ 4,711          $17,233
                                                                    =======           =======          =======

         The results of operations for the three months ended March 31, 1999 as Restated (see Note A) was as follows (amounts in thousands):

                                                PTI                     Starboard                   Total
                                          Restated (Note A)         Restated (Note A)          Restated (Note A)
                                          -----------------         -----------------          -----------------

         Sales                                $20,040                    $ 6,094                   $26,134
         Cost of sales                         17,180                      4,864                    22,044
                                              -------                    -------                   -------
         Gross profit                           2,860                      1,230                     4,090
         Selling, general and
           administrative expense               1,898                        272                     2,170
         Other reorganization expenses             10                         14                        24
                                              -------                    -------                   -------

         Income before interest and taxes         952                        944                     1,896
         Interest expense                         308                         71                       379
                                              -------                    -------                   -------
         Income before taxes                      644                        873                     1,517
         Income tax expense                         1                          2                         3
                                              -------                    -------                   -------
         Net income                           $   643                    $   871                   $ 1,514
                                              =======                    =======                   =======

F.       NOTES PAYABLE:

         The Company's existing debt financing is provided by a $56.3 million demand loan from Comerica Bank (the "Comerica Facility"). The Company has executed three promissory notes in the amounts of $6.3 million, $20 million, and $30 million, each providing for borrowing options at either a Prime based rate plus 1/2% to 1% or Eurodollar plus 3% to 3 1/2%. Eurodollar borrowings for 1 to 6 months are permitted at the option of the Company. Advances under the $30 million demand note are subject to a borrowing base restriction equal to 80% of eligible trade receivables and the lesser of 50% of eligible inventory or $9 million. There are no restrictions on advances under either the $6.3 million or $20 million demand notes. Borrowings under the three promissory notes are secured by the Company's cash deposits, trade receivables, inventory, and personal property, as well as a guaranty from ASC. The collateral for ASC's guaranty is the Common Shares and First Series Preferred Shares of the Company held by ASC.

         Effective July 1, 1999, the $6.3 million demand note requires monthly principal payments of $131 thousand. Beginning November 15, 1999, the $20 million demand note requires quarterly principal payments equal to 75% of the preceding quarter's excess cash flow, defined as after-tax net income, less principal note payments, plus depreciation and amortization expense. Required covenants under the Comerica Facility are the submissions of quarterly and annual financial statements and projections within a prescribed time period and a monthly borrowing base. There are no financial covenants required by the terms of the Comerica Facility. Current borrowings at March 31, 2000 under the Comerica Facility are $42.9 million. At March 31, 2000, unused borrowing capacity under the Company's $30 million demand note was $6.1 million.

         In addition, the Company is able to supplement any working capital needs not satisfied by the Comerica Facility through a $3 million demand note dated August 23, 1999 from ASC Incorporated, an affiliate of ASC. Advances are permitted up to $3 million and are unsecured and subordinated to advances made under the Comerica Facility. Interest accrues at prime plus 1 1/2% and is payable quarterly. As of March 31, 2000 there were no advances made under this note.

G.       WARRANTS TO ACQUIRE PREFERRED STOCK:

         The Investment Agreement provides that the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") were entitled to receive warrants (the "Warrants") entitling the holder with the right to purchase .075 First Series Preferred Shares of the Company for each share of common stock held on the Record Date. Each full warrant entitles the holder to purchase one First Series Preferred share. The Warrants carry an initial exercise price of $9.99 per First Series Preferred Share, subject to price adjustments based on the final actual EBITDA (as defined in the Investment Agreement) and the cost of certain environmental remediation for the 24 month period from the date of the consummation of the Investment Transaction. The Warrants are exercisable for a 90 day period following the providing of notice by the Company to the holders thereof of the Final Actual EBITDA.

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

H.       INCOME TAXES:

         As of May 27, 1999, the date of the Investment Transaction, the Company had approximately $23 million of taxable net operating loss carryovers. Of this amount, approximately $22 million was used to offset taxable income for the period January 1, 1999 through May 27, 1999, including income associated with the bank debt forgiveness and vendor liability settlements. The remaining taxable loss carryovers are subject to certain limitations as a result of the Investment Agreement and utilization is dependent on the Company's future profitability. This may prevent full utilization of these losses during the carryover period, and as such, the Company has recorded a valuation reserve related to the tax benefits associated with such losses. In addition, the Company sustained a further net taxable loss of $1.2 million for the period May 28, 1999 through December 31, 1999. The Company's 42.9% effective tax rate for the three months ended March 31, 2000 is computed at regular tax rates, and reflects the Company's inability to deduct certain bankruptcy costs and the amortization of goodwill associated with the Investment Transaction, as well as the Company's utilization of a Canadian taxable loss carryover, which was previously not recognized. A reconciliation to the U.S. federal statutory tax rate is as follows:

         Statutory U.S. federal tax rate                    34.0%
         State taxes, net of federal tax benefit             6.2
         Nondeductible Goodwill amortization                 3.8
         Nondeductible bankruptcy and other expenses         2.2
         Foreign tax rate below U.S. federal                (3.3)
                                                            ----
                                                            42.9%
                                                            =====

         Deferred tax assets and liabilities of the Predecessor Company have been recognized on the balance sheet as required by purchase accounting. The deferred tax assets of approximately $6.7 million have been reduced by a $4.1 million valuation reserve, and deferred tax liabilities of $1.6 million have been recorded. If in subsequent periods, the valuation reserve related to the May 27, 1999 deferred tax assets can be reduced, the effect will be to reduce goodwill before any benefit is realized in the Consolidated Statement of Operations.

I.       SALE OF JPE CANADA INC.:

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

         The following is a summary of JPEC's Statement of Operations for the period January 1, 1999 through the date of divestiture, February 8, 1999 (amounts in thousands):

                  Net sales                                               $4,066
                  Cost of sales                                            3,857
                                                                          ------
                  Gross profit                                               209

                  Selling, general and administrative expenses               134
                  Other expense                                              242
                                                                          ------
                  Loss before interest and taxes                            (167)

                  Interest expense                                            94
                                                                          ------
                  Loss before taxes                                         (261)
                  Tax benefit                                                 --
                                                                          ------

                  (Loss) before extraordinary item                          (261)
                  Extraordinary item, forgiveness of
                    debt and liabilities                                   2,881
                                                                          ------
                  Net income                                              $2,620
                                                                          ======

J.       DISCONTINUED OPERATIONS AND SALE OF INDUSTRIAL & AUTOMOTIVE FASTENERS,
         INC.:

         On March 26, 1999, the Company sold the stock of Industrial & Automotive Fasteners, Inc. ("IAF"), its fastener segment, to MacLean Acquisition Company for approximately $20.0 million. The sales agreement required certain vendors to compromise their accounts receivable from IAF to 30% of the outstanding balance which resulted in an extraordinary gain of $2.0 million or $.44 per share. The net proceeds of $19.2 million from this sale were used to pay down U.S. Bank debt. The measurement date for discontinued operation was February 5, 1999, the date that the Board of Directors and the lenders approved the letter of intent. IAF's income from operations prior to the measurement date was $214 thousand, or $.05 per share. The loss on sale was $2.5 million, offset by income from operations after the measurement date of $200 thousand, resulting in a net loss of $2.3 million, or $.50 per share. Revenue for IAF for the three months period ended March 31, 1999 was $10.0 million.

K.       FORGIVENESS OF BANK DEBT:

         As a precondition to consummation of the Investment Agreement, the Company's existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16.5 million forgiveness of the Company's existing bank debt. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 shares of First Series Preferred Shares to the Bank Group on May 27, 1999 for $1,000 of consideration. In addition, the Company granted the existing bank lenders warrants to purchase 77,437.937 First Series Preferred Shares (which contain the same terms and conditions as granted to the shareholder of common stock of the Company on the Record Date except the exercise price per First Series Preferred Shares is approximately $8.16).

         The Company has determined the fair value of the First Series Preferred Shares issued to the Bank Group to be $177.5 thousand based on the same price per share paid by ASC. The Warrants issued to the Bank Group have a fair value of $53.6 thousand computed in the same method used for shareholders of record. These amounts reduce income associated with the forgiveness of the bank debt to $16.3 million.

L.       OTHER EXPENSES (INCOME):

         The Predecessor Company, has included in Other Expense for the three months ended March 31, 1999 the costs related to the negotiation of the Investment Agreement and other professional costs associated with the bankruptcy proceedings of $260 thousand.

M.       EARNINGS PER SHARE:

         The issuance of the First Series Preferred Shares resulted in the Successor Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128 - Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the Common Stock. Shares outstanding for the computation of basic earnings per share was 14,043,600 Common Shares and for the First Series Preferred Shares of 1,973,002.305. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. The Common Stock options outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution. The Warrants for the First Series Preferred Shares had the effect of increasing the denominator in the earnings per share calculation by 53,726 shares, for the three months ended March 31, 2000.

         Earnings per share, prior to the Investment Transaction was computed based on 4,602,180 common shares outstanding and stock options had the effect of increasing the denominator to 4,703,619 common shares outstanding.

N.       SEGMENT INFORMATION:

         In 1998, the Predecessor Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Predecessor Company managed and reported its operating activities under three segments: Trim Products, Fasteners, and Truck and Automotive Replacement Parts. The Successor Company manages and reports its operating activities under two segments, Trim Products and Truck and Automotive Replacement Parts. The Trim Products segment consists of decorative and functional exterior trim sold to original equipment manufacturers ("OEM's"). Fasteners are decorative, specialty and standard wheel nuts sold to the OEM's and to the replacement market. The Truck and Automotive Replacement Parts segment consists of heavy-duty vehicle undercarriage parts and brake systems for the automotive industry. In 1999, the Company sold a portion of its Trim Products segment (see Note I). Information for the Fastener segment has been excluded as it is accounted for as discontinued operations because it was sold by the Company on March 26, 1999 (see Note J).

         The accounting policies for the segments are the same as those used for the consolidated financial statements. There are no inter-segment sales and management does not allocate interest or corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income. Segment profit is defined as sales minus cost of goods sold and selling, general and administrative expenses. Other items relate to non-recurring transactions, such as bankruptcy-related transactions or sales of portions of segments.

         Information by operating segment is summarized below:

                                                      For The Three Months Ended March 31
                                                      -----------------------------------

                                                     Trim           Replacement
                                                   Products            Parts          Total
                                                   --------            -----          -----
         Sales to unaffiliated customers
           2000                                    $ 24,890          $ 12,837        $37,727
           1999 Restated (Note A)                        --            14,276         14,276

         Segment profit
           2000                                    $  1,853          $    714        $ 2,567
           1999 Restated (Note A)                        --               989            989

         Other charges (income)
           2000                                    $     (2)               --        $    (2)
           1999 Restated (Note A)                        --                31             31

         Affiliate companies' income
           2000                                    $     --          $     --        $    --
           1999 Restated (Note A)                     4,404                --          4,404

         Depreciation and amortization
           2000                                    $    686          $    233        $   919
           1999 Restated (Note A)                        --               454            454

         Segment assets
           March 31, 2000                          $ 46,859          $ 27,791        $74,650
           March 31, 1999 Restated (Note A)              --            39,003         39,003

         Expenditures for segment assets:
           2000                                    $    182          $     92        $   274
           1999 Restated (Note A)                        --                83             83

A reconciliation of segment profit for reportable segments to income (loss) from continuing operations before taxes and extraordinary items is as follows:

                                                                       Three
                                                 Three                 Months
                                                 Months                 Ended
                                                 Ended               March 31,
                                                March 31,                1999
                                                  2000            Restated (Note A)
                                                  ----            ----------------

         Segment profit                          $ 2,567               $   989
         Other income (expense)                        2                  (258)
         Affiliate companies' income                  --                 4,404
         Corporate expense                          (762)                 (501)
         Interest expense                         (1,213)               (1,804)
                                                 -------               -------

         Income from continuing
           operations before taxes
           and extraordinary items               $   594               $ 2,830
                                                 =======               =======

A reconciliation of segment assets to consolidated assets is as follows:

                                                                   Three Months
                                            Three Months               Ended
                                                Ended             March 31, 1999
                                           March 31, 2000        Restated (Note A)
                                           --------------        -----------------

Segment assets                                  $74,650              $ 39,003
Corporate assets                                  3,905                 1,556
Investment in affiliates                             --                17,233
                                                -------              --------
                                                $78,555              $ 57,792
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

GENERAL AND RECENT INFORMATION

JPE, Inc. (together with its subsidiaries, the "Company"), through its five operating subsidiaries in existence as of January 1, 1999, manufactured and distributed automotive and truck components to original equipment manufacturers ("OEMs") and to the aftermarket. During 1998 and through May 1999, the Company experienced financial difficulty resulting in a strategy to sell certain subsidiaries, obtain additional capital and restructure its debt.

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

On February 8, 1999, under court order, the Company sold substantially all the assets of JPEC for approximately Cdn. $21 million, to the Ventra Group, Inc. Proceeds were used to pay Canadian bank debt and other secured debt provided by a major customer. In conjunction with the sale of all of its assets, JPEC filed an assignment in bankruptcy on February 8, 1999. JPEC had no assets to pay its unsecured debt and, as such, JPEC was dissolved. The unpaid liabilities of JPEC at closing were eliminated through the bankruptcy proceeding, resulting in a gain of approximately $2.9 million which was recognized in the first quarter of 1999.

On March 26, 1999, the Company sold the stock of IAF for approximately $20 million. As part of this transaction, certain vendors of IAF agreed to accept a 30% payment for past due payables resulting in a gain on debt forgiveness of $2 million. The Company recognized a loss of approximately $2.5 million as a result of the stock sale in the first quarter of 1999.

On February 25, 1999, the Company filed Plans of Reorganization for PTI and Starboard with the United States Bankruptcy Court, pursuant to which those companies would emerge from pending Chapter 11 bankruptcy proceedings. This action was contingent on the consummation of an investment in the Company by ASC Holdings LLC ("ASC") and Kojaian Holdings LLC ("Kojaian"), as described in Note A, which occurred on May 27, 1999. As a result, these reorganization plans were confirmed by the Bankruptcy Court, and the unsecured creditors of PTI and Starboard forgave 70% of their claims, totaling approximately $4.1 million. In addition, on December 8, 1999, the Bankruptcy Court entered a Final Decree discharging Starboard from bankruptcy proceedings. PTI's discharge from bankruptcy proceedings will occur after the settlement of two outstanding claims, which the Company fully expects to resolve during the second quarter of 2000.

After these transactions, JPE, Inc. owns three operating subsidiaries, DPI, PTI and Starboard, with 1999 annual revenues of approximately $157 million and total assets of approximately $79 million. JPE, Inc. is now operating under the assumed names of ASCET INC and ASC Exterior Technologies and is hereinafter referred to as the Successor Company. PTI now operates under the assumed names of ASC Exterior Technologies - Dayton and ASC Exterior Technologies - Beavercreek. SBI now operates under the assumed name of ASC Exterior Technologies - East Tawas.

RESULTS OF OPERATIONS

Managements' discussion and analysis of the results of operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 has been structured to compare the results of operations related only to the operating locations that remain part of the Company at March 31, 2000. To facilitate this discussion, the information shown below makes the following adjustments to the Company's income (loss) from continuing operations before income taxes and extraordinary items for the three months ended March 31, 1999:
(1) the sale of the assets of JPE Canada Inc. in February 1999, and (2) the consolidation of entities that were previously accounted for under the equity method (Plastic Trim, Inc. and Starboard Industries, Inc., for the period January 1, 1999 through March 31, 1999).

             RESULTS OF OPERATIONS FOR ASCET INC OPERATING LOCATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                 CONSOLIDATION OF
                                      AS REPORTED                               ENTITIES PREVIOUSLY    ASCET INC
                                      AND RESTATED              DIVESTED         CARRIED ON EQUITY     OPERATING
                                        (NOTE A)               OPERATIONS            METHOD            LOCATIONS
                                        --------               ----------            ------            ---------

  Net sales                             $ 14,276              $     --              $ 26,134           $ 40,410
  Cost of goods sold                      10,284                    --                22,044             32,328
                                         -------              --------              --------           --------

  Gross profit                             3,992                    --                 4,090              8,082
  Selling, general and
  administrative expenses                  3,504                    --                 1,629              5,133
  Other expense (income)                     258                    --                   298                556
  Affiliate companies'
     (income) loss                        (4,404)                2,620                 1,784                 --
  Interest expense, net                    1,804                    --                   379              2,183
                                         -------              --------              --------           --------

  Income (loss) from continuing
     operations before income
     taxes and extraordinary item        $ 2,830              $ (2,620)             $     --           $    210
                                         =======              ========              ========           ========

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

For ASCET INC operating locations, net sales for the three months ended March 31, 2000 and 1999 were as follows (in thousands): 1999 2000 Restated (Note A)

Trim Products                                   $24,890                    $26,134
Replacement Parts                                12,837                     14,276
                                                 ------                    -------

Total                                           $37,727                    $40,410
                                                =======                    =======

The decrease in Trim Segment sales of $1,244 thousand, or 4.8% is the net result of 1999 additional sales of approximately $400 thousand related to set up charges on original equipment manufacturer service parts and sales reductions related to completion of production on certain programs for which the Company has not been awarded replacement business. The sales decrease in the Replacement Part Segment of 10% is mainly attributable to lost business due to customers resourcing their purchases to other vendors during the Company's financial difficulties for the purpose of assuring a continuous supply of product, and selling price reductions required to meet competitive market pricing.

For the three months ended March 31, 1999, sales by entities that were divested, by segment, were as follows (in thousands). None of these entities had any sales in the quarter ended March 31, 2000.

Trim Products (JPE Canada)                      $ 4,066
Fasteners (Discontinued Operation)               10,024
                                                -------
Total                                           $14,090
                                                =======

Gross profit was $6,805 thousand, or 18% of sales, for the three months ended March 31, 2000 compared to $8,082 thousand, or 20% of sales, for the same quarter last year for the same operating locations on a consolidated basis.

The gross profit (loss) by segment is as follows (in thousands):

                                                    1999
                             2000              Restated (Note A)
                             ----              -----------------

Trim Products              $ 3,618                 $ 4,090
Replacement Parts            3,187                   3,992
                            ------                  ------

Total                       $6,805                 $ 8,082
                            ======                 =======

The gross profit percentage for the Trim Product Segment was 14.5% and 15.7% for the quarters ended March 31, 2000 and 1999, respectively. The decrease in the gross profit percentage was attributable to higher scrap rates, increased freight costs, and lower labor efficiency related to the consolidation of certain manufacturing activities at the Dayton, Ohio operation and lower overhead burden absorption due to lower sales levels.

The gross profit as percentage of sales for the Replacement Parts Segment is 24.8%, compared to 28% for the three months ended March 31, 2000 and 1999, respectively. The decrease in gross profit as a percentage of sales is the result of lower overhead burden absorption caused by lower demand for manufactured products and selling price reductions required to meet competitive market pricing.

Selling, general and administrative (SGA) expenses for the three months ended March 31, 2000 were $5,000 thousand or 13.3% of sales compared to $5,133 thousand or 12.7% of sales for the quarter ended March 31, 1999. Detail of SGA expenses, for these operating locations on a consolidated basis, for the three months ended March 31, 2000 and March 31, 1999 are as follows (in thousands):

                                                                              1999
                                                     2000                Restated (Note A)
                                                     ----                -----------------

             Trim Products                          $1,765                  $1,629
             Replacement Parts                       2,473                   3,003
             Corporate                                 762                     501
                                                      ----                    ----
                  Total                             $5,000                  $5,133
                                                    ======                  ======

SGA expense for the Trim Products Segment was $1,765 thousand or 7.1% of sales and $1,629 thousand or 6.2% of sales for quarters ended March 31, 2000 and 1999, respectively. The higher percentage is attributable to higher administrative expenses and decreased sales revenue, described previously.

The Replacement Parts Segment's SGA expenses were $2,473 thousand or 19.3% of sales and $3,003 thousand or 21% of sales for the three months ended March 31, 2000 and 1999, respectively. In the Replacement Parts Segment, management has been reducing its SGA costs, primarily through headcount reductions and lower administrative costs.

Corporate administrative costs for the three months ended March 31, 2000 and 1999 were $762 and $501 thousand, respectively. The increase in corporate administrative costs reflect program management fees and product development costs related to the Company's Trim segment, as well as a loss on the sublease of the Company's Ann Arbor facility during the second quarter.

Other income (loss) for the three months ended March 31, 1999 related to costs associated with the bankruptcy proceedings and the Predecessor Company's professional costs related to the Investment Transaction.

The interest expense for the three months ended March 31, 2000 was $1.2 million. This compares with interest expense for the quarter ended March 31, 1999 of $2.2 million. The lower interest is primarily due to the divesture of businesses during the first quarter of 1999 and the forgiveness of bank indebtedness. In addition, the interest rate in 1999 was approximately 11% compared to the approximate ASCET INC current average rate of 9.1%.

The effective tax rate for ASCET INC is 42.9% for the three months ended March 31, 2000. This rate reflects regular tax rates and the Company's inability to deduct certain bankruptcy costs and the amortization of goodwill associated with the Investment Transaction. The Company's deferred tax assets and liabilities acquired in purchase have been recorded on the balance sheet net of a valuation reserve. If in subsequent periods, additional deferred tax assets can be recognized, any adjustment would first reduce goodwill to zero and then would reduce income tax expense.

Earnings per share methodology is described under Note M of the Unaudited Consolidated Condensed Financial Statements. The Common Shares outstanding were 4,602,180 for the three months ended March 31, 1999. The Common Shares outstanding were 14,043,600 and the First Series Preferred Shares outstanding were 1,973,002 for the three months ended March 31, 2000.

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

In connection with the Comerica Facility, the Company has executed three promissory notes in the amounts of $6.3 million, $20 million, and $30 million, each providing for borrowing options at either a Prime based rate plus 1/2% to 1% or Eurodollar plus 3% to 3 1/2%. Eurodollar borrowings for 1 to 6 months are permitted at the option of the Company. Advances under the $30 million demand note are subject to a borrowing base restriction equal to 80% of eligible trade receivables and the lesser of 50% of eligible inventory or $9 million. There are no restrictions on advances under either the $6.3 million or $20 million demand notes. Borrowings under the three promissory notes are secured by the Company's cash deposits, trade receivables, inventory, and personal property, as well as a guaranty from ASC. The collateral for ASC's guaranty is the Common Shares and First Series Preferred Shares of the Company held by ASC.

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

Current borrowings at March 31, 2000 under the Comerica Facility are $42.9 million. At March 31, 2000, unused borrowing capacity under the Company's $30 million demand note was $6.1 million. The Company believes the Comerica Facility is adequate to provide it with monthly short term working capital needs, with the exception of certain cyclical months affected by a reduction in operations brought upon by shutdowns for model changeovers at certain OEM customers, such as General Motors Corporation. In addition, the Company is able to supplement any working capital needs not satisfied by the Comerica Facility through a $3 million subordinated demand note dated August 23, 1999 from ASC Incorporated, an affiliate of ASC. Advances are permitted up to $3 million and are unsecured and subordinate to advances made under the Comerica Facility. Interest accrues at prime plus 1 1/2% and is payable quarterly. As of March 31, 2000 there were no advances made under this note.

Due to their demand nature, all of the notes described above have been classified as short-term debt on the Company's balance sheet. As of March 31, 2000 in measuring working capital, the Company's Current Liabilities exceed Current Assets by $11.9 million. Excluding the amount outstanding under the Comerica Facility, working capital at March 31, 2000 would have been $31 million.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business the Company is subject to market exposures from changes in interest rates. The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's debt represents borrowings under several demand notes at the bank's prime rate plus 1/2% to 1% or Eurodollar rates plus 3% to 3 1/2% and is sensitive to changes in interest rates. The borrowings under the Eurodollar rates have maturity dates varying between 30 to 59 days. At March 31, 2000 the weighted average interest rate of the $42.9 million debt was 9.1% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $1,213 thousand for the three months ended March 31, 2000. The potential increase in interest expense from a hypothetical 2% adverse change, assuming the March 31, 2000 debt was outstanding for the entire year, would be $858 thousand.

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

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result, among other things, of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) operational difficulties encountered during the launch of major new original equipment manufacturer's ("OEM") programs; (iii) cyclical consumer demand for new vehicles; (iv) competition in pricing and new product development from larger companies with substantially greater resources;
(v) the concentration of a substantial percentage of the Company's sales with a few major OEM customers; and (vi) labor relations at the Company and its customers and suppliers.

                           PART II. OTHER INFORMATION

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          A.    EXHIBITS:

                None

          B.    REPORT ON FORM 8-K:

                None

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          JPE, Inc. (d/b/a ASCET INC and
                                          ASC Exterior Technologies)


                                          By: /s/ Joseph E. Blake
                                             ------------------------------
                                             Joseph E. Blake
                                             Vice President and Chief
                                             Financial Officer
                                             (Principal Accounting Officer)

Date:  May 15, 2000

                                  Exhibit Index

Exhibit No.                   Description
-----------                   -----------

   27                         Financial Data Schedule