Form 10-Q
period 2000-06-30
JPE INC
filed 2000-08-14
CIK 884637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2000

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from        to
                                        ------    ------

                         Commission file number 0-22580


JPE, Inc. (d/b/a ASCET, ASC Exterior Technologies and ASC Exterior Technologies
- Sales and Engineering)
             (Exact name of registrant as specified in its charter)


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


                                 Not Applicable
(Former name, former address and former fiscal year, if changed, since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                        ---      ---
As of June 30, 2000, there were 14,043,600 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 27 pages, of which this is page 1.

JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR TECHNOLOGIES
                            - SALES AND ENGINEERING)

                                      INDEX


                                                                                                            Page

Part I.    Financial Information

           Item 1.    Financial Statements
                      Consolidated Condensed Balance Sheets                                                   3
                      -    At June 30, 2000 and 1999 (Unaudited)
                      -    At December 31, 1999

                      Consolidated Condensed Statements of Operations (Unaudited)
                      -    For the Successor Company for the Three Months Ended June 30, 2000                 4
                      -    For the Predecessor Company for the Period April 1, 1999 Through
                             May 27, 1999
                      -    For the Successor Company for the period May 28, 1999 through
                             June 30, 1999
                      -    For the Successor Company for the Six Months ended June 30, 2000                   5
                      -    For the Predecessor Company for the period January 1, 1999 through
                             May 27, 1999

                      Consolidated Condensed Statements of Shareholders' Equity (Unaudited)                   6
                      -    For the Successor Company for the Six Months Ended June 30, 2000

                      Consolidated Condensed Statements of Cash Flows (Unaudited)                             7
                      -    For the Successor Company for the Six Months ended June 30, 2000
                      -    For the Successor Company for the Period May 28, 1999  through
                             June 30, 1999
                      -    For the Predecessor Company for the period January 1, 1999 through
                             May 27, 1999

                           Notes to Unaudited Consolidated Condensed Financial Statements                     8

           Item 2.         Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                                     17

           Item 3.         Quantitative and Qualitative Disclosures About Market Risk                        24

Part II.   Other Information

           Item 6.         Exhibits and Reports                                                              26

           Signature                                                                                         27


                          PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

       JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR
                      TECHNOLOGIES - SALES AND ENGINEERING)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ($ Amounts in Thousands)

                                                                                AT JUNE 30
                                                                                (UNAUDITED)
                                                                         --------------------------
                                                                                     1999             AT DECEMBER 31,
                                                                         2000     RESTATED (NOTE A)        1999
                                                                         ----     -----------------        ----

         ASSETS
Current assets:
     Cash and cash equivalents                                        $    82         $ 1,937               $   639
     Accounts receivables trade, net                                   21,140          22,406                20,205
     Inventory, net                                                    21,984          21,838                22,589
     Other current assets                                               1,250           2,442                 1,396
                                                                      -------         -------               -------

                  Total current assets                                 44,456          48,623                44,829

Property, plant and equipment, net                                     25,260          26,611                26,797
Goodwill, net                                                           3,765           4,021                 3,902
Deferred income taxes                                                   2,656           2,293                 2,778
Other assets                                                              654             478                   599
                                                                      -------         -------               -------

                  Total assets                                        $76,791         $82,026               $78,905
                                                                      =======         =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Notes payable                                                    $42,650         $48,596               $45,877
     Accounts payable trade                                             9,711           7,537                 8,306
     Accrued liabilities and other
      current liabilities                                               4,703           4,299                 3,451
                                                                      -------         -------               -------

                  Total current liabilities                            57,064          60,432                57,634

Deferred income taxes and other liabilities                             1,721           1,519                 1,873
Long-term debt, non-current                                               176             320                   246
                                                                      -------         -------               -------

                  Total liabilities                                    58,961          62,271                59,753
                                                                      -------         -------               -------

Shareholders' equity (deficit):
     Warrants                                                             293             293                   293
     First Series Preferred Shares, no par value,
         3,000,000 authorized, 1,973,002 shares
         issued and outstanding at June 30, 2000,
         June 30, 1999 and December 31, 1999                           16,590          16,590                16,590
     Common stock, no par value, 15,000,000
         authorized, 14,043,600 shares issued and
         outstanding at June 30, 2000, June 30, 1999
         and December 31, 1999                                          2,379           2,379                 2,379
     Retained earnings (accumulated deficit)                           (1,432)            493                  (110)
                                                                      -------         -------               -------
                         Total shareholders' equity (deficit)          17,830          19,755                19,152
                                                                      -------         -------               -------
         Total liabilities and shareholders' equity (deficit)         $76,791         $82,026               $78,905
                                                                      =======         =======               =======

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

 JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR TECHNOLOGIES
                            - SALES AND ENGINEERING)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                For the Three Months Ended June 30, 2000 and 1999
                 ($ Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                        PREDECESSOR               SUCCESSOR
                                                              SUCCESSOR                   COMPANY                  COMPANY
                                                               COMPANY                    -------                  -------
                                                              --------                  PERIOD FROM             PERIOD FROM
                                                                                       APRIL 1, 1999            MAY 28, 1999
                                                            THREE MONTHS              THROUGH MAY 27,          THROUGH JUNE 30,
                                                            ENDED JUNE 30,                 1999                     1999
                                                                2000                  RESTATED (NOTE A)        RESTATED (NOTE A)
                                                                ----                  -----------------        -----------------

Net sales                                                      $38,298                     $ 9,768                  $14,061
Cost of goods sold                                              33,734                       7,432                   11,061
                                                               -------                     -------                  -------

Gross profit                                                     4,564                       2,336                    3,000
Selling, general and administrative expenses                     5,187                       2,304                    1,813
Other expense (income)                                              --                         424                       --
Affiliate companies' (income) loss                                  --                      (4,546)                      --
Interest expense, net                                            1,176                       1,055                      384
                                                               -------                     -------                  -------

Income (loss) from continuing operations before
     income taxes and extraordinary item                        (1,799)                      3,099                      803
Income tax expense (benefit)                                      (138)                         33                      310
                                                               -------                     -------                  -------

Income (loss) from continuing operations
     before extraordinary item                                  (1,661)                      3,066                      493
Extraordinary Item:
     Forgiveness of debt                                            --                      16,257                       --
                                                               -------                     -------                  -------

Net income (loss)                                              $(1,661)                    $19,323                  $   493
                                                               ========                    =======                  =======

Basic  earnings (loss) per share from continuing operations
        before extraordinary item:
         Common Shares                                         $(0.01)                       $0.67                    $0.00
                                                               =======                       =====                    =====
         First Series Preferred Shares                         $(0.74)                                                $0.22
                                                               =======                                                =====
Earnings (loss) per share from continuing operations
       before extraordinary item assuming dilution:
         Common Shares                                         $(0.01)                       $0.66                    $0.00
                                                               =======                       =====                    =====
         First Series Preferred Shares                         $(0.74)                                                $0.19
                                                               =======                                                =====
Basic earnings (loss) per share:
         Common Shares                                         $(0.01)                       $4.20                    $0.00
                                                               =======                       =====                    =====
         First Series Preferred Shares                         $(0.74)                                                $0.22
                                                               =======                                                =====
Earnings (loss) per share assuming dilution:
         Common Shares                                         $(0.01)                       $4.16                    $0.00
                                                               =======                       =====                    =====
         First Series Preferred Shares                         $(0.74)                                                $0.19
                                                               =======                                                =====




                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

 JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR TECHNOLOGIES
                            - SALES AND ENGINEERING)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                 For the Six Months Ended June 30, 2000 and 1999
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                        PREDECESSOR             SUCCESSOR
                                                                     SUCCESSOR            COMPANY                COMPANY
                                                                      COMPANY             -------                -------
                                                                      -------           PERIOD FROM            PERIOD FROM
                                                                                      JANUARY 1, 1999          MAY 28, 1999
                                                                     SIX MONTHS       THROUGH MAY 27,        THROUGH JUNE 30,
                                                                    ENDED JUNE 30,         1999                   1999
                                                                        2000          RESTATED (NOTE A)      RESTATED (NOTE A)
                                                                        ----          -----------------      -----------------

Net sales                                                             $76,025                $24,044              $14,061
Cost of goods sold                                                     64,656                 17,716               11,061
                                                                      -------                -------              -------

Gross profit                                                           11,369                  6,328                3,000
Selling, general and administrative expenses                           10,185                  5,538                1,813
Other expense (income)                                                     --                    682                   --
Affiliate companies' (income) loss                                         --                 (8,680)                  --
Interest expense, net                                                   2,390                  2,859                  384
                                                                      -------                -------              -------

Income (loss) from continuing operations before
     income taxes and extraordinary items                              (1,206)                 5,929                  803
Income tax expense                                                        116                    104                  310
                                                                      -------                -------              -------

Income (loss) from continuing operations
     before extraordinary items                                        (1,322)                 5,825                  493
Discontinued Operation:
     Income from operations of IAF                                         --                    214                   --
     Loss on sale of the Stock of IAF                                      --                 (2,321)                  --
Extraordinary Items:
     Forgiveness of debt and liabilities                                   --                 18,272                   --
                                                                      -------                -------              -------

Net income (loss)                                                     $(1,322)               $21,990              $   493
                                                                      ========               =======              =======

Basic  earnings (loss) per share from continuing
       operations before extraordinary items:
         Common Shares                                             $   (0.01)                   $1.27                 $0.00
                                                                   ==========                   =====                 =====
         First Series Preferred Shares                             $   (0.59)                   $0.00                 $0.22
                                                                   ==========                   =====                 =====
Earnings (loss) per share from continuing
       operations before extraordinary items assuming dilution:
         Common Shares                                             $   (0.01)                   $1.25                 $0.00
                                                                   ==========                   =====                 =====
         First Series Preferred Shares                             $   (0.59)                   $0.00                 $0.19
                                                                   ==========                   =====                 =====
Basic earnings (loss) per share:
         Common Shares                                             $   (0.01)                   $4.78                 $0.00
                                                                   ==========                   =====                 =====
         First Series Preferred Shares                             $   (0.59)                   $0.00                 $0.22
                                                                   ==========                   =====                 =====
Earnings (loss) per share assuming dilution:
         Common Shares                                             $   (0.01)                   $4.73                 $0.00
                                                                   ==========                   =====                 =====
         First Series Preferred Shares                             $   (0.59)                   $0.00                 $0.19
                                                                   ==========                   =====                 =====

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

 JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR TECHNOLOGIES
                            - SALES AND ENGINEERING)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2000
                            ($ Amounts in Thousands)
                                   (Unaudited)


                                                                      NET INCOME
                                                BALANCES AT       FOR THE SIX MONTHS               BALANCES AT
                                               DECEMBER 31,             ENDED                        JUNE 30,
                                                 1999               JUNE 30, 2000                     2000
                                                 ----               -------------                     ----

Common Stock:
Shares Outstanding                                14,043,600                                        14,043,600
Amount                                           $     2,379                                       $     2,379

First Series Preferred Shares:
Shares Outstanding                                 1,973,002                                         1,973,002
Amount                                           $    16,590                                       $    16,590

Warrants:
Warrants Outstanding                                 422,601                                           422,601
Amount                                           $       293                                       $       293


Retained Earnings (Deficit)                      $      (110)               $(1,322)               $    (1,432)
                                                 -----------                -------                -----------

Total Shareholder Equity                         $    19,152                $(1,322)               $    17,830
                                                 ===========                =======                ===========








                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

 JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR TECHNOLOGIES
                            - SALES AND ENGINEERING)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            ($ Amounts in Thousands)
                                   (Unaudited)


                                                                                        PREDECESSOR                SUCCESSOR
                                                               SUCCESSOR                 COMPANY                    COMPANY
                                                                COMPANY                  -------                    -------
                                                                -------                 PERIOD FROM                PERIOD FROM
                                                                                      JANUARY 1, 1999             MAY 28, 1999
                                                               SIX MONTHS             THROUGH MAY 27,           THROUGH JUNE 30,
                                                             ENDED JUNE 30,                1999                      1999
                                                                 2000                RESTATED (NOTE A)         RESTATED (NOTE A)
                                                                 ----                -----------------         -----------------

Cash flows from operating activities:
     Net income (loss)                                         $(1,322)                   $21,990                   $    493
     Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
           Extraordinary items, forgiveness of debt
             and liabilities                                         --                   (18,272)                       --
           Depreciation and amortization                          1,906                     1,250                        298
           Loss on sale of assets                                    --                     2,549                        --
           Affiliate companies' income                               --                    (8,680)                       --
           Other                                                     --                        98                        --
           Changes in operating assets and liabilities:
               Accounts receivable                                 (935)                   (2,204)                      (901)
               Inventory                                            605                       657                        226
               Other current assets                                 146                       422                       (230)
               Accounts payable                                   1,405                     2,065                     (2,112)
               Accrued liabilities and income taxes               1,222                      (570)                      (128)
               Deferred income taxes                                 --                         2                         (1)
                                                               --------                   -------                   --------
               Net cash provided by (used for)
                    operating activities                          3,027                      (693)                    (2,355)
                                                               --------                   -------                   --------

Cash flows from investing activities:
     Purchase of property and equipment                            (832)                     (238)                       (78)
     Other                                                          (55)                       --                        --
     Cash proceeds from sale of Subsidiary                           --                    20,000                        --
     Cash proceeds from sale of assets                              600                        --                        --
     Cash received from (loaned to) equity investees                 --                   (13,890)
                                                               --------                   -------                   --------
               Net cash provided by (used for)
                  investing activities                             (287)                    5,782                        (78)
                                                               --------                   -------                   --------

Cash flows from financing activities:
     Net borrowings (payments) under demand notes                (3,227)                       (6)                    48,493
     Net borrowings (payments) under revolving loan                  --                    (1,742)                   (66,257)
     Issuance of First Series Preferred Shares                       --                         1                     16,413
     Issuance of Common Stock                                        --                        --                      1,987
     Repayment of other debt                                        (70)                       --                         (2)
                                                               --------                   -------                   --------
               Net cash provided by (used for)
                  financing activities                           (3,297)                   (1,747)                       634
                                                               --------                   -------                   --------

Cash and cash equivalents:
     Net increase (decrease) in cash                               (557)                    3,342                     (1,799)
     Cash, beginning of period                                      639                       394                      3,736
                                                               --------                   -------                   --------
     Cash, end of period                                       $     82                   $ 3,736                   $  1,937
                                                               ========                   =======                   ========



                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

     JPE, INC. (D/B/A ASCET INC, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR
                     TECHNOLOGIES - SALES AND ENGINEERING)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    A.   BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of JPE, Inc. (d/b/a ASCET INC, ASC Exterior Technologies and ASC Exterior Technologies - Sales and Engineering (together with its subsidiaries, the "Company")) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes for the year ended December 31, 1999. Certain financial statement items have been reclassified to conform to the current quarter's format. In addition, net earnings for the Predecessor Company for the period January 1, 1999 through May 27, 1999 and for the Successor Company for the period May 28, 1999 though June 30, 1999 have been restated from unaudited amounts as originally reported to include income of $1,113 thousand, and expenses of $20 thousand, respectively, to reflect additional revenue and inventory valuation and other accrual adjustments.

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

         During 1998 and through the period January 1, 1999 through May 27, 1999, the Company experienced operational and financial difficulties and a plan to restructure its financial affairs was formulated. During the third quarter of 1998, three of the Company's subsidiaries were placed under court ordered protection. On September 15, 1998, Plastic Trim, Inc. ("PTI") and Starboard Industries, Inc. ("Starboard") filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern Division of Michigan. On August 27, 1998, the Ontario Court (General Division) Commercial List issued an order to appoint an Interim Receiver for JPE Canada, Inc. ("JPEC") pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. On February 8, 1999, the net assets of JPEC were sold, to the Ventra Group, as more fully described in Note I. Under these conditions, generally accepted accounting principles do not allow the Company to consolidate these subsidiaries from the dates of their respective filings. The Company has utilized the equity method of accounting in preparing the financial statements for the period January 1, 1999 through May 27, 1999.

         Certain non-core operations of the Company were divested as of March 26, 1999. The stock of the Company's subsidiary, Industrial and Automotive Fasteners, Inc., was sold to MacLean-Fogg Company, as more fully described in Note J. The remaining subsidiaries of the Company were included in the Investment Transaction, as more fully described below.

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

         Pursuant to the terms of a letter agreement (the "Letter Agreement") dated August 30, 1999 among ASC and the sole member of ASC (Heinz C. Prechter) and Kojaian and the members of Kojaian (Mike Kojaian and C. Michael Kojaian), Heinz C. Prechter agreed to purchase (through ASC or otherwise) 4,720,710 common shares and 976,176.095 First Series Preferred Shares of JPE, Inc. from Kojaian for $9.2 million. The Letter Agreement was subject to the conditions precedent of (i) obtaining the consent of Comerica Bank, the Company's post-Investment Transaction lender, and (ii) the termination of the applicable waiting period under the Hart-Scott-Rodino Act. On December 30, 1999, the last of the conditions precedent was fulfilled, and on such date the Letter Agreement was consummated.

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

         On July 1, 2000 the Company paid $1,000 plus other remuneration described below, to purchase certain assets and liabilities of MB Associates, Inc. (MB). MB was the exclusive sales representative for the Company's Trim Products Group. In connection with the purchase of MB, the Company entered into consulting and/or employment agreements with certain former owners and key members of MB's management team.

         Under the terms of these agreements, the Company paid $357,500 at closing and executed notes payable in the amount of $1,462,500. These notes require three payments of $487,500 due on June 30 of each of 2001, 2002 and 2003. In addition, the Company agreed to issue common or preferred stock equal in value to $180,000 as a signing bonus for the individuals who will become employees of the Company.

         Due to the events described above, the consolidated financial statements for periods prior to May 27, 1999 are not necessarily comparable to the consolidated financial statement presented after that date. JPE, Inc. is now operating under the assumed names of ASCET, ASC Exterior Technologies and ASC Exterior Technologies - Sales and Engineering and is hereinafter referred to as the Successor Company.

B.       INVENTORY:

         Inventories by component are as follows (amounts in thousands):

                                                                      June 30, 1999
                                                 June 30, 2000       Restated (Note A)       December 31, 1999
                                                -------------       -----------------       ------------------

         Finished goods                              $12,792             $14,525                   $13,292
         Work in process                               1,660               2,268                     1,544
         Raw material                                  5,940               4,357                     5,959
         Tooling                                       1,592                 688                     1,794
                                                     -------             -------                   -------
                                                     $21,984             $21,838                   $22,589
                                                     =======             =======                   =======

C.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment by component is as follows (amounts in thousands):

                                                                      June 30, 1999
                                                June 30, 2000        Restated (Note A)      December 31, 1999
                                                -------------        -----------------      -----------------

         Land                                        $   706             $   803                   $   803
         Buildings                                     5,477               5,980                     5,980
         Machinery and equipment                      21,417              18,825                    20,599
         Furniture and fixtures                        1,294               1,280                     1,280
                                                     -------             -------                   -------
                                                      28,894              26,888                    28,662
           Less accumulated depreciation              (3,634)               (277)                   (1,865)
                                                     -------             -------                   -------

                                                     $25,260             $26,611                   $26,797
                                                     =======             =======                   =======

D.       ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

         Accrued liabilities and other current liabilities consisted of the following (amounts in thousands):

                                                                      June 30, 1999
                                                June 30, 2000        Restated (Note A)      December 31, 1999
                                                -------------        -----------------      -----------------

         Accrued compensation                        $  884              $  452                    $  469
         Accrued interest                               355                 214                       329
         Accrued employee benefits                    2,230               2,322                     1,026
         Accrued taxes                                  113                 325                       497
         Other                                        1,121                 986                     1,130
                                                     ------              ------                    ------
                                                     $4,703              $4,299                    $3,451
                                                     ======              ======                    ======

E.       INVESTMENT IN U.S. AFFILIATE COMPANIES:

         JPE, Inc.'s subsidiaries, Plastic Trim, Inc. ("PTI") and Starboard Industries ("Starboard"), Inc. were debtors-in-possession under Chapter 11 of the Federal Bankruptcy Code (see Note I for discussion of the sale of JPE Canada, Inc. ("JPEC")). Under these conditions, generally accepted accounting principles did not allow the Company to consolidate these subsidiaries from September 15, 1998, the date of filing their voluntary petitions with the Bankruptcy Court. In this regard, the Company utilized the equity method of accounting in preparing the financial statements for these subsidiaries for the period January 1, 1999 through May 27, 1999.

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

         The results of operations for the period April 1, 1999 to May 27, 1999 and January 1, 1999 to May 27, 1999, as Restated, (see Note A) were as follows (amounts in thousands):

         April 1, 1999 to May 27, 1999:                          PTI                Starboard           Total
                                                           Restated (Note A)    Restated (Note A)  Restated (Note A)
                                                           -----------------    -----------------  -----------------

         Net sales                                               $13,632              $ 5,015          $18,647
         Cost of sales                                            12,412                3,545           15,957
                                                                 -------              -------          -------
         Gross profit                                              1,220                1,470            2,690
         Selling, general and administrative expense                 674                  319              993
         Other reorganization expenses                               613                  164              777
                                                                 -------              -------          -------
         Income (loss) before interest and taxes                     (67)                 987              920
         Interest expense                                            131                   36              167
                                                                 -------              -------          -------
         Income (loss) before extraordinary item                    (198)                 951              753
         Extraordinary item forgiveness of debt and liabilities    2,985                  808            3,793
                                                                 -------              -------          -------
         Net income                                              $ 2,787              $ 1,759          $ 4,546
                                                                 =======              =======          =======


         January 1, 1999 to May 27, 1999:                         PTI               Starboard           Total
                                                                  ---               ---------           -----


         Net sales                                               $33,672              $11,109          $44,781
         Cost of sales                                            29,592                8,409           38,001
                                                                 -------              -------          -------
         Gross profit                                              4,080                2,700            6,780
         Selling, general and administrative expense               2,572                  591            3,163
         Other reorganization expenses                               624                  180              804
                                                                 -------              -------          -------
         Income before interest and taxes                            884                1,929            2,813
         Interest expense                                            439                  107              546
                                                                 -------              -------          -------
         Income before extraordinary item                            445                1,822            2,267
         Extraordinary item forgiveness of debt and liabilities    2,985                  808            3,793
                                                                 -------              -------          -------
         Net income                                              $ 3,430              $ 2,630          $ 6,060
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

         Effective July 1, 1999, the $6.3 million demand note requires monthly principal payments of $131 thousand. Beginning November 15, 1999, the $20 million demand note requires quarterly principal payments equal to 75% of the preceding quarter's excess cash flow, defined as after-tax net income, less principal note payments, plus depreciation and amortization expense. Required covenants under the Comerica Facility are the submissions of quarterly and annual financial statements and projections within a prescribed time period and a monthly borrowing base. There are no financial covenants required by the terms of the Comerica Facility. Current borrowings at June 30, 2000 under the Comerica Facility are $42.6 million. At June 30, 2000, unused borrowing capacity under the Company's $30 million demand note was $4.7 million.

         The Company is able to supplement any working capital needs not satisfied by the Comerica Facility through a $3 million demand note dated August 23, 1999 from ASC Incorporated, an affiliate of ASC. Advances are permitted up to $3 million and are unsecured and subordinated to advances made under the Comerica Facility. Interest accrues at prime plus 1 1/2% and is payable quarterly. As of June 30, 2000 there were no advances made under this note.

         On June 14, 2000, the Company's Board of Directors agreed to allow ASC Incorporated, an affiliate of ASC, to guarantee $5 million of indebtedness owed to Comerica Bank in return for a commitment fee, payable quarterly in arrears to ASC Incorporated, of 3% per anum. The agreement became effective June 1, 2000. As of June 30, 2000, $13 thousand was accrued and payable to ASC Incorporated under the terms of this agreement.

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

H.       INCOME TAXES:

         As of May 27, 1999, the date of the Investment Transaction, the Company had approximately $23 million of taxable net operating loss carryovers. Of this amount, approximately $22 million was used to offset taxable income for the period January 1, 1999 through May 27, 1999, including income associated with the bank debt forgiveness and vendor liability settlements. The remaining taxable loss carryovers are subject to certain limitations as a result of the Investment Agreement and utilization is dependent on the Company's future profitability. This may prevent full utilization of these losses during the carryover period, and as such, the Company has recorded a valuation reserve related to the tax benefits associated with such losses. In addition, the Company sustained further net taxable losses of $1.2 million for the period May 28, 1999 through December 31, 1999, and $3.3 million for the six months ended June 30, 2000.

         The Company's 10% effective tax rate for the six months ended June 30, 2000 is computed at regular tax rates, and reflects the Company's inability to deduct certain bankruptcy costs and the amortization of goodwill associated with the Investment Transaction, as well as state income taxes related to the Company's profitable locations and an increase in the Company's valuation reserve related to its inability to utilize the current period's net taxable loss. A reconciliation to the U.S. federal statutory tax rate is as follows:


           Statutory U.S. federal tax rate                             (34%)
           State taxes, net of federal tax benefit                       9
           Nondeductible Goodwill amortization                           5
           Nondeductible bankruptcy and other expenses                   1
           Increase in valuation reserve                                28
           Foreign tax rate above U.S. federal                           1
                                                                       ---
                                                                        10%
                                                                       ===

         Deferred tax assets and liabilities of the Predecessor Company have been recognized on the balance sheet as required by purchase accounting. The deferred tax assets of approximately $7.4 million have been reduced by a $4.7 million valuation reserve, and deferred tax liabilities of $1.7 million have been recorded. If in subsequent periods, the valuation reserve related to the May 27, 1999 deferred tax assets can be reduced, the effect will be to reduce goodwill before any benefit is realized in the Consolidated Statement of Operations.

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

L.       OTHER EXPENSES (INCOME):

         The Predecessor Company has included in Other Expense for the six months ended June 30, 1999 the costs related to the negotiation of the Investment Agreement and other professional costs associated with the bankruptcy proceedings of $492 thousand.

M.       EARNINGS PER SHARE:

         The issuance of the First Series Preferred Shares resulted in the Successor Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128 - Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the Common Stock. Shares outstanding for the computation of basic earnings per share were 14,043,600 Common Shares and 1,973,002.305 for the First Series Preferred Shares. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. The Common Stock options outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution. The Warrants for the First Series Preferred Shares had no effect on the denominator in the earnings per share calculation for the three months and six months ended June 30, 2000, respectively, as the effect would be antidilutive. The warrants for the First Series Preferred Shares had the effect of increasing the denominator in the earnings per share calculation by 308,838 shares for the period from May 28, 1999 to June 30, 1999.

         Earnings per share, prior to the Investment Transaction was computed based on 4,602,180 common shares outstanding and stock options had the effect of increasing the common shares outstanding by 43,296 and 81,291 for the periods April 1, 1999 to May 27, 1999 and January 1, 1999 to May 27, 1999 respectively.

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

                                                       For The Three Months Ended June 30
                                                       ----------------------------------

                                                     Trim           Replacement
                                                   Products            Parts           Total
                                                   --------            -----           -----

         Sales to unaffiliated customers
           2000                                     $24,462           $13,836         $38,298
           1999 Restated (Note A) Predecessor            --             9,768           9,768
           1999 Restated (Note A) Successor           8,828             5,233          14,061

         Segment profit
           2000                                     $  (748)          $ 1,012         $   264
           1999 Restated (Note A) Predecessor            --               253             253
           1999 Restated (Note A) Successor             998               461           1,459

         Other charges (income)
           2000                                     $     9               --          $     9
           1999 Restated (Note A) Predecessor            --              (165)           (165)
           1999 Restated (Note A) Successor              99                66             165

         Affiliate companies' income
           2000                                     $    --           $    --         $    --
           1999 Restated (Note A) Predecessor         4,546                --           4,546
           1999 Restated (Note A) Successor              --                --              --

         Depreciation and amortization
           2000                                     $   780           $   181         $   961
           1999 Restated (Note A) Predecessor            --               320             320
           1999 Restated (Note A) Successor             227                67             294

         Segment assets
           June 30, 2000                            $45,652           $27,725         $73,377
           June 30, 1999 Restated (Note A)           41,401            38,101          79,502

         Expenditures for segment assets
           2000                                     $   264           $   153         $   417
           1999 Restated (Note A) Predecessor            --                49              49
           1999 Restated (Note A) Successor              69                 9              78


A reconciliation of segment profit for reportable segments to income (loss) from continuing operations before taxes and extraordinary items is as follows:

                                                  Three
                                                  Months               1999 Restated (Note A)
                                                  Ended               ----------------------
                                                 June 30,            Predecessor      Successor
                                                   2000                Period          Period
                                                   ----                ------          ------
         Segment profit                          $   264               $   253         $1,459
         Other income (expense)                       (9)                  165           (165)
         Affiliate companies' income                  --                 4,546             --
         Corporate expense                          (878)                 (810)          (107)
         Interest expense                         (1,176)               (1,055)          (384)
                                                 -------               -------         ------

         Income (loss) from continuing
           operations before taxes
           and extraordinary items               $(1,799)              $ 3,099         $  803
                                                 =======               =======         ======

                        For The Six Months Ended June 30
                        --------------------------------

                                                    Trim           Replacement
                                                  Products             Parts        Total
                                                  --------             -----        -----

         Sales to unaffiliated customers
           2000                                     $49,352           $26,673         $76,025
           1999 Restated (Note A) Predecessor            --            24,044          24,044
           1999 Restated (Note A) Successor           8,828             5,233          14,061

         Segment profit
           2000                                     $ 1,104           $ 1,735         $ 2,839
           1999 Restated (Note A) Predecessor            --             1,240           1,240
           1999 Restated (Note A) Successor             998               461           1,459

         Other charges
           2000                                     $     7           $    --         $     7
           1999 Restated (Note A) Predecessor            --                81              81
           1999 Restated (Note A) Successor              99                66             165

         Affiliate companies' income
           2000                                     $    --           $    --         $    --
           1999 Restated (Note A) Predecessor         8,680                --           8,680
           1999 Restated (Note A) Successor              --                --              --

         Depreciation and amortization
           2000                                     $ 1,480           $   413         $ 1,893
           1999 Restated (Note A) Predecessor            --               795             454
           1999 Restated (Note A) Successor             227                67             294

         Expenditures for segment assets:
           2000                                     $   560           $   245         $   805
           1999 Restated (Note A) Predecessor            --               238             238
           1999 Restated (Note A) Successor              69                 9              78


A reconciliation of segment assets to consolidated assets is as follows:


                                                                  June 30, 1999
                                           June 30, 2000         Restated (Note A)
                                           -------------         -----------------
Segment assets                                  $73,377              $ 79,502
Corporate assets                                  3,414                 2,524
Investment in affiliates                             --                    --
                                                -------              --------
                                                $76,791              $ 82,026
                                                =======              ========

A reconciliation of segment profit for reportable segments to income from continuing operations before taxes and extraordinary items is as follows:

                                                  Six
                                                 Months                 1999 Restated (Note A)
                                                 Ended                  ----------------------
                                                June 30,             Predecessor      Successor
                                                  2000                 Period          Period
                                                  ----                 ------          ------

         Segment profit (loss)                   $ 2,839              $ 1,240          $1,459
         Other income (expense)                       (7)                 (81)           (165)
         Affiliate companies' income                 --                 8,680             --
         Corporate expense                        (1,648)              (1,051)           (107)
         Interest expense                         (2,390)              (2,859)           (384)
                                            ------------              -------         -------

         Income from continuing
           operations before taxes
           and extraordinary items               $(1,206)             $ 5,929          $  803
                                            ============              =======         =======


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

RECENT INFORMATION
GENERAL AND RECENT INFORMATION

JPE, Inc. (together with its subsidiaries, the "Company"), through its five operating subsidiaries in existence as of January 1, 1999, manufactured and distributed automotive and truck components to original equipment manufacturers ("OEMs") and to the aftermarket. During 1998 and throughout May 1999, the Company experienced financial difficulty resulting in a strategy to sell certain subsidiaries, obtain additional capital and restructure its debt.

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

On February 25, 1999, the Company filed Plans of Reorganization for PTI and Starboard with the United States Bankruptcy Court, pursuant to which those companies would emerge from pending Chapter 11 bankruptcy proceedings. This action was contingent on the consummation of an investment in the Company by ASC Holdings LLC ("ASC") and Kojaian Holdings LLC ("Kojaian"), as described in Note A, which occurred on May 27, 1999. As a result, these reorganization plans were confirmed by the Bankruptcy Court, and the unsecured creditors of PTI and Starboard forgave 70% of their claims, totaling approximately $4.1 million. In addition, on December 8, 1999, the Bankruptcy Court entered a Final Decree discharging Starboard from bankruptcy proceedings and on May 12, 2000, the Bankruptcy Court entered a Final Decree Discharging PTI from bankruptcy proceedings.

After these transactions, JPE, Inc. owns three operating subsidiaries, DPI, PTI and Starboard, with 1999 annual revenues of approximately $157 million and total assets of approximately $79 million. JPE, Inc. is now operating under the assumed names of ASCET INC, ASC Exterior Technologies and ASC Exterior Technologies - Sales and Engineering and is hereinafter referred to as the Successor Company. PTI now operates under the assumed names of ASC Exterior Technologies - Dayton and ASC Exterior Technologies - Beavercreek. SBI now operates under the assumed name of ASC Exterior Technologies - East Tawas.

On July 1, 2000 the Company paid $1,000, plus other remuneration described below, to purchase certain assets and liabilities of MB Associates (MB), Inc. MB was the exclusive sales representative for the Company's Exterior Trim operations. In connection with the purchase of MB, the Company entered into consulting and/or employment agreements with certain former owners and key members of MB's management team. Under the terms of these agreements, the Company paid $357,500 at closing and executed notes payable in the amount of $1,462,500. These notes require three payments of $487,500 due on June 30, of each of 2001, 2002 and 2003. In addition, the Company agreed to issue common or preferred stock equal in value to $180,000 as a signing bonus for the individuals who will become employees of the Company.

RESULTS OF OPERATIONS

Managements' discussion and analysis of the results of operations for the three and six month periods ended June 30, 2000 compared to the three and six month periods ended June 30, 1999 has been structured to compare the results of operations related only to the operating locations that remain part of the Company at June 30, 2000. To facilitate this discussion, the information shown below makes the following adjustments to the Company's income (loss) from continuing operations before income taxes and extraordinary items for the three and six month periods ended June 30, 1999: (1) the sale of the assets of JPE Canada Inc. in February 1999, and (2) the consolidation of entities that were previously accounted for under the equity method (Plastic Trim, Inc. and Starboard Industries, Inc., for the period January 1, 1999 through May 27,
1999).

             RESULTS OF OPERATIONS FOR ASCET INC OPERATING LOCATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)

                                    PREDECESSOR            SUCCESSOR
                                      COMPANY               COMPANY           CONSOLIDATION OF
                                    AS REPORTED           AS REPORTED        ENTITIES PREVIOUSLY     ASCET INC
                                    AND RESTATED          AND RESTATED       CARRIED ON EQUITY       OPERATING
                                      (NOTE A)              (NOTE A)             METHOD (2)          LOCATIONS
                                      --------              --------             ----------          ---------

  Net sales                           $ 9,768               $14,061               $18,647            $42,476
  Cost of goods sold                    7,432                11,061                15,957             34,450
                                      -------               -------               -------            -------

  Gross profit                          2,336                 3,000                 2,690              8,026
  Selling, general and
  administrative expenses               2,304                 1,813                   995              5,112
  Other expense (income)                  424                    --                   775              1,199
  Affiliate companies'
     (income) loss                     (4,546)                   --                 4,546                 --
  Interest expense, net                 1,055                   384                   167              1,606
                                      -------               -------               -------            -------

  Income (loss) from continuing
     operations before income
     taxes and extraordinary item     $ 3,099               $   803               $(3,793)           $   109
                                      =======               =======               ========           =======


             RESULTS OF OPERATIONS FOR ASCET INC OPERATING LOCATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)

                                    PREDECESSOR         SUCCESSOR
                                      COMPANY            COMPANY                          CONSOLIDATION OF
                                    AS REPORTED        AS REPORTED                       ENTITIES PREVIOUSLY      ASCET INC
                                    AND RESTATED       AND RESTATED       DIVESTED       CARRIED ON EQUITY        OPERATING
                                      (NOTE A)            (NOTE A)       OPERATIONS (1)       METHOD (2)          LOCATIONS
                                      --------            --------       --------------       ----------          ---------

  Net sales                           $24,044              $14,061        $    --                $44,781           $82,886
  Cost of goods sold                   17,716               11,061             --                 38,001            66,778
                                      -------              -------        -------                -------           -------

  Gross profit                          6,328                3,000             --                  6,780            16,108
  Selling, general and
  administrative expenses               5,538                1,813             --                  3,163            10,514
  Other expense (income)                  682                   --             --                    804             1,486
  Affiliate companies'
     (income) loss                     (8,680)                  --          2,620                  6,060                --
  Interest expense, net                 2,859                  384             --                    546             3,789
                                      -------              -------        -------                -------           -------

  Income (loss) from continuing
     operations before income
     taxes and extraordinary item     $ 5,929              $   803        $(2,620)               $(3,793)          $   319
                                      =======              =======        =======                =======           =======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

ASCET INC operating locations' net sales for the quarter ended June 30, 2000 and 1999 were as follows (in thousands):

                                                                            1999
                                                   2000               Restated (Note A)
                                                   ----               -----------------

Trim Products                                      $24,462                   $27,475
Replacement Parts                                   13,836                    15,001
                                                   -------                   -------

Total                                              $38,298                   $42,476
                                                   =======                   =======

The decrease in Trim Products Segment sales of $3,013 thousand, or 11.0% is the result of sales reductions related to completion of production on certain programs for which the Company has not been awarded replacement business. The sales decrease in the Replacement Part Segment of $1,165 thousand, or 7.8% is mainly attributable to lost business due to customers resourcing their purchases to other vendors during the Company's financial difficulties, for the purpose of assuring a continuous supply of product, selling price reductions required to meet competitive market pricing, and general market conditions in the overall heavy duty aftermarket industry.

Gross profit was $4,564 thousand, or 11.9% of sales, for the three months ended June 30, 2000 compared to $8,026 thousand, or 18.9% of sales, for the same quarter last year for the same operating locations on a consolidated basis.

The gross profit by segment is as follows (in thousands):

                                                                           1999
                                                   2000                Restated (Note A)
                                                   ----                -----------------

Trim Products                                       $1,152                 $4,268
Replacement Parts                                    3,412                  3,758
                                                    ------                  -----

Total                                               $4,564                 $8,026
                                                    ======                 ======

The gross profit percentage for the Trim Products Segment was 4.7% and 15.5% for the quarters ended June 30, 2000 and 1999, respectively. The decrease in the gross profit percentage was attributable to higher scrap rates, increased freight costs, third party quality inspection costs, and lower labor efficiency related to the consolidation of certain manufacturing activities at the Dayton, Ohio operation and lower overhead burden absorption due to lower sales levels. The Company has narrowed the scope of this supplier consolidation and moved certain activities back to their original source.

The gross profit as percentage of sales for the Replacement Parts Segment was 24.7%, compared to 25.1% for the three months ended June 30, 2000 and 1999, respectively

Selling, general and administrative (SGA) expenses for the three months ended June 30, 2000 were $5,187 thousand or 13.5% of sales compared to $5,112 thousand or 12.0% of sales for the quarter ended June 30, 1999. Detail of SGA expenses, for these operating locations on a consolidated basis, for the three months ended June 30, 2000 and June 30, 1999 are as follows (in thousands):

                                                                           1999
                                                   2000                Restated (Note A)
                                                   ----                -----------------
             Trim Products                          $1,900                  $1,393
             Replacement Parts                       2,392                   3,044
             Corporate                                 895                     675
                                                    ------                  ------
                  Total                             $5,187                  $5,112
                                                    ======                  ======

SGA expense for the Trim Products Segment was $1,900 thousand or 7.8% of sales and $1,393 thousand or 5.1% of sales for quarters ended June 30, 2000 and 1999, respectively. The higher percentage is attributable to higher administrative expenses, including $126 thousand of employee severance costs, and decreased sales revenue, described previously.

The Replacement Parts Segment's SGA expenses were $2,392 thousand or 17.3% of sales and $3,044 thousand or 20.3% of sales for the three months ended June 30, 2000 and 1999, respectively. In the Replacement Parts Segment, management has been reducing its SGA costs, primarily through headcount reductions and lower administrative costs. The improvement in SGA costs as a percentage of sales is also due to the absence in 2000 of approximately $250 thousand of reserve charges expensed in 1999 related to accounts and notes receivable from one of the Company's customers.

Corporate administrative costs for the three months ended June 30, 2000 and 1999 were $895 and $675 thousand, respectively. The increase in corporate administrative costs reflect program management fees and product development costs related to the Company's Trim Products Segment, and the addition of certain management positions and services that were unfilled in 1999.

Other income (loss) for the three months ended June 30, 1999 related to costs associated with the bankruptcy proceedings and the Predecessor Company's professional costs related to the Investment Transaction.

The interest expense for the three months ended June 30, 2000 was $1.2 million. This compares with interest expense for the quarter ended June 30, 1999 of $1.6 million. The lower interest is primarily due to the forgiveness of bank indebtedness in May of 1999. In addition, the interest rate in 1999 was approximately 11% compared to the approximate ASCET current average rate for the six months ended June 30, 2000 of 9.5%.



SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

ASCET INC operating locations' net sales for the quarter ended June 30, 2000 and 1999 were as follows (in thousands):

                                                                            1999
                                                   2000               Restated (Note A)
                                                   ----               -----------------
Trim Products                                      $49,352                   $53,609
Replacement Parts                                   26,673                    29,277
                                                   -------                   -------

Total                                              $76,025                   $82,886
                                                   =======                   =======

The decrease in Trim Products Segment sales of $4,257 thousand, or 7.9% is the result of sales reductions related to completion of production on certain programs for which the Company has not been awarded replacement business. The sales decrease in the Replacement Part Segment of $2,604 thousand, or 8.9% is mainly attributable to lost business due to customers resourcing their purchases to other vendors during the Company's financial difficulties for the purpose of assuring a continuous supply of product, selling price reductions required to meet competitive market pricing, and general market softness in the overall heavy duty aftermarket industry.

Gross profit was $11,369 thousand, or 15.0% of sales, for the six months ended June 30, 2000 compared to $16,108 thousand, or 19.4% of sales, for the same period last year for the same operating locations on a consolidated basis.

The gross profit by segment is as follows (in thousands):

                                                                           1999
                                                   2000                Restated (Note A)
                                                   ----                -----------------

Trim Products                                      $ 4,770                 $ 8,359
Replacement Parts                                    6,599                   7,749
                                                    ------                  ------

Total                                              $11,369                 $16,108
                                                   =======                 =======

The gross profit percentage for the Trim Product Segment was 9.7% and 15.6% for the six months ended June 30, 2000 and 1999, respectively. The decrease in the gross profit percentage was attributable to higher scrap rates, increased freight costs, third party quality inspection costs, and lower labor efficiency related to the consolidation of certain manufacturing activities at the Dayton, Ohio operation and lower overhead burden absorption due to lower sales levels. The Company has narrowed the scope of this supplier consolidation and moved certain activities back to their original source.

The gross profit as percentage of sales for the Replacement Parts Segment was 24.7%, compared to 26.5% for the six months ended June 30, 2000 and 1999, respectively. The decrease in gross profit as a percentage of sales is the result of lower overhead burden absorption caused by lower demand for manufactured products and selling price reductions required to meet competitive market pricing.

Selling, general and administrative (SGA) expenses for the six months ended June 30, 2000 were $10,185 thousand or 13.4% of sales compared to $10,514 thousand or 12.7% of sales for the six months ended June 30, 1999. Detail of SGA expenses, for these operating locations on a consolidated basis, for the six months ended June 30, 2000 and June 30, 1999 are as follows (in thousands):

                                                                           1999
                                                   2000                Restated (Note A)
                                                   ----                -----------------
             Trim Products                         $ 3,665                 $ 3,292
             Replacement Parts                       4,864                   6,047
             Corporate                               1,656                   1,175
                                                    ------                  ------
                  Total                            $10,185                 $10,514
                                                   =======                 =======

SGA expense for the Trim Products Segment was $3,665 thousand or 7.4% of sales and $3,292 thousand or 6.1% of sales for quarters ended June 30, 2000 and 1999, respectively. The higher percentage is attributable to higher administrative expenses, including $126 thousand of employee severance costs, and decreased sales revenue, described previously.

The Replacement Parts Segment's SGA expenses were $4,864 thousand or 18.2% of sales and $6,047 thousand or 20.7% of sales for the six months ended June 30, 2000 and 1999, respectively. In the Replacement Parts Segment, management has been reducing its SGA costs, primarily through headcount reductions and lower administrative costs. The improvement in SGA costs as a percentage of sales is also due to the absence in 2000 of approximately $250 thousand of reserve charges expensed in 1999 related to accounts and notes receivable from one of the Company's customers.

Corporate administrative costs for the six months ended June 30, 2000 and 1999 were $1,656 and $1,175 thousand, respectively. The increase in corporate administrative costs reflect program management fees and product development costs related to the Company's Trim Products segment, and the addition of certain management positions and services that were unfilled in 1999.

Other income (loss) for the six months ended June 30, 1999 related to costs associated with the bankruptcy proceedings and the Predecessor Company's professional costs related to the Investment Transaction.

The interest expense for the six months ended June 30, 2000 was $2.4 million. This compares with interest expense for the six months ended June 30, 1999 of $3.8 million. The lower interest is primarily due to the forgiveness of bank indebtedness in May of 1999. In addition, the interest rate in 1999 was approximately 11% compared to the approximate ASCET current average rate for the six months ended June 30, 2000 of 9.5%.

The effective tax rate for ASCET is 10% for the six months ended June 30, 2000. This rate reflects regular tax rates and the Company's inability to deduct certain bankruptcy costs and the amortization of goodwill associated with the Investment Transaction, as well as state income taxes related to the Company's profitable locations and an increase in the Company's valuation reserve related to its inability to utilize the current period's net taxable loss. The Company's deferred tax assets and liabilities acquired in purchase have been recorded on the balance sheet net of a valuation reserve. If in subsequent periods, additional deferred tax assets can be recognized, any adjustment would first reduce goodwill to zero and then would reduce income tax expense.

Earnings per share methodology is described under Note M of the Unaudited Consolidated Condensed Financial Statements. The common shares outstanding for the Predecessor Company were 4,602,180 for the period January 1, 1999 through May 27, 1999. The common shares outstanding for ASCET INC were 14,043,600 and the First Series Preferred Shares were 1,973,002 for the period to May 27, 1999 to June 30, 1999 and for the period January 1, 2000 to June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Effective May 27, 1999, the Company's principal source of liquidity is a $56.3 million demand loan from Comerica Bank (the "Comerica Facility"), which is available to fund daily working capital needs in excess of internally generated funds. Prior to May 27, 1999, the Company's source of liquidity was a Forbearance Agreement dated August 10, 1998 (as amended August 31, 1998, September 4, 1998, September 16, 1998, October 1, 1998, December 1, 1998, and March 26, 1999), and debtor-in possession financing by GMAC Business Credit, LLC for the Company's subsidiaries, Plastic Trim, Inc., and Starboard Industries, Inc. Borrowings under both the Forbearance Agreement and debtor-in-possession financing were repaid May 27, 1999 in connection with the Investment Transaction.

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

Current borrowings at June 30, 2000 under the Comerica Facility are $42.6 million. At June 30, 2000, unused borrowing capacity under the Company's $30 million demand note was $4.7 million. The Company believes the Comerica Facility is adequate to provide it with monthly short term working capital needs, with the exception of certain cyclical months affected by a reduction in operations brought upon by shutdowns for model changeovers at certain OEM customers, such as General Motors Corporation.

In addition, the Company is able to supplement any working capital needs not satisfied by the Comerica Facility through a $3 million subordinated demand note dated August 23, 1999 from ASC Incorporated, an affiliate of ASC. Advances are permitted up to $3 million and are unsecured and subordinate to advances made under the Comerica Facility. Interest accrues at prime plus 1 1/2% and is payable quarterly. As of June 30, 2000 there were no advances made under this note.

On June 14, 2000, the Company's Board of Directors agreed to allow ASC Incorporated, an affiliate of ASC, to guarantee $5 million of indebtedness owed to Comerica Bank in return for a commitment fee, payable quarterly in arrears to ASC Incorporated, of 3% per anum. The agreement became effective June 1, 2000. As of June 30, 2000, $13 thousand was accrued and payable to ASC Incorporated under the terms of this agreement

Due to their demand nature, all of the notes described above have been classified as short-term debt on the Company's balance sheet. As of June 30, 2000 in measuring working capital, the Company's Current Liabilities exceed Current Assets by $12.6 million. Excluding the amount outstanding under the Comerica Facility, working capital at June 30, 2000 would have been $30 million.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138 becomes effective for all fiscal quarters for all fiscal years beginning after June 15, 2000 (effective January 1, 2001 for the Company). SFAS No. 133 is not currently applicable to the Company as the Company does not currently use derivative instruments or participate in hedge activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2001. The Company believes there will be no material impact resulting from the application of SAB 101.

In March 2000, the FASB issued Interpretation No. 44, (FIN44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarified (a) the definition of employee for purpose of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet determined the impact, if any, of adopting this Interpretation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business the Company is subject to market exposures from changes in interest rates. The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's debt represents borrowings under several demand notes at the bank's prime rate plus 1/2% to 1% or Eurodollar rates plus 3% to 3 1/2% and is sensitive to changes in interest rates. The borrowings under the Eurodollar rates have maturity dates varying between 32 to 61 days. At June 30, 2000 the weighted average interest rate of the $42.6 million debt was 9.5% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $2,390 thousand for the six months ended June 30, 2000. The potential increase in interest expense from a hypothetical 2% adverse change, assuming the June 30, 2000 debt was outstanding for the entire year, would be $852 thousand.




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

                           PART II. OTHER INFORMATION

 JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR TECHNOLOGIES
- SALES AND ENGINEERING)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           A.      EXHIBITS:

              10.1 Letter Agreement on ASC Incorporated's guarantee of the Registrant's undebtedness to Comerica Bank.

           B.      REPORT ON FORM 8-K:

                   None

JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR TECHNOLOGIES
- SALES AND ENGINEERING)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             JPE, Inc. d/b/a ASCET INC


                             By:  /s/ Joseph E. Blake
                                ------------------------------------------------
                                  Joseph E. Blake
                                  Vice President and Chief Financial Officer
                                  (Principal Accounting Officer)

Date:  August 14, 2000

                                 Exhibit Index


Exhibit No.              Description
-----------              -----------
  10.1                   Letter Agreement on ASC Inc.'s guarantee of the
                         Registrant's undebtedness to Comerica Bank.

  27                     Financial Data Schedule