Form 10-Q
period 2000-09-30
JPE INC
filed 2000-11-14
CIK 884637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly
                 period from          to              .
                             --------    -------------


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


         30400 Telegraph Road, Suite 401, Bingham Farms, Michigan 48025
               (Address of principal executive offices) (Zip Code)


                                 (248) 723-5531
              (Registrant's telephone number, including area code)



                                 Not Applicable
        (Former name, former address and formal fiscal year, if changed, since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes      X          No
                        -----            ------

As of September 30, 2000, there were 14,043,600 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 26 pages, of which this is page 1.

JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR TECHNOLOGIES
                            - SALES AND ENGINEERING)

                                      INDEX

                                                                                                                  Page
                                                                                                                  ----
PART I.         Financial Information

                ITEM 1.    Financial Statements
                           Consolidated Condensed Balance Sheets                                                    3
                           -  At September 30, 2000 and 1999 (Unaudited)
                           -  At December 31, 1999

                           Consolidated Condensed Statements of  Operations (Unaudited)
                           -  For the Three Months Ended September 30, 2000 and 1999                                4
                           -  For the Nine Months ended September 30, 2000                                          5
                           -  For the period January 1, 1999 through May 27, 1999 (Predecessor Company)
                           -  For the period May 28, 1999 through September 30, 1999 (Successor Company)

                           Consolidated Condensed Statements of  Shareholders' Equity (Unaudited)                   6
                           -  For the Nine Months Ended September 30, 2000

                           Consolidated Condensed Statements of  Cash Flows (Unaudited)                             7
                           -  For the Nine Months ended September 30, 2000
                           -  For the period January 1, 1999 through May 27, 1999 (Predecessor Company)
                           -  For the period May 28, 1999 through September 30, 1999 (Successor Company)

                           Notes to Unaudited Consolidated Condensed Financial Statements                           8

                ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                              17

                ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk                              24


PART II.        Other Information

                ITEM 6.    Exhibits and Reports                                                                    25

                Signature                                                                                          26

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR TECHNOLOGIES
                            - SALES AND ENGINEERING)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ($ Amounts in Thousands)

                                                                                AT SEPTEMBER 30,
                                                                                  (UNAUDITED)
                                                                       ----------------------------------
                                                                                                                    AT
                                                                                            1999               DECEMBER 31,
                                                                         2000        RESTATED (NOTE A)             1999
                                                                         ----        -----------------        ----------------
      ASSETS
Current assets:
      Cash and cash equivalents                                       $       154          $        --           $       639
      Accounts receivables trade, net                                      19,479               21,159                20,205
      Inventory, net                                                       22,628               23,218                22,589
      Other current assets                                                  1,290                1,567                 1,396
                                                                         ---------            ---------             ---------

                  Total current assets                                     43,551               45,944                44,829

      Property, plant and equipment, net                                   24,898               26,596                26,797
      Goodwill, net                                                         3,698                3,995                 3,902
      Deferred income taxes                                                 2,957                2,228                 2,778
      Other assets                                                          2,092                  528                   599
                                                                         ---------            ---------             ---------

            Total assets                                              $    77,196          $    79,291           $    78,905
                                                                         =========            =========             =========

       LIABILITIES AND SHAREHOLDERS'  EQUITY
Current Liabilities
      Notes payable                                                   $    42,836          $    45,130           $    45,877
      Accounts payable trade                                               11,480                8,636                 8,306
      Accrued liabilities and other current liabilities                     4,145                3,266                 3,451
                                                                         ---------            ---------             ---------

                  Total current liabilities                                58,461               57,032                57,634

      Deferred income taxes and other liabilities                           1,957                1,989                 1,873
      Long-term debt, non-current                                           1,167                  274                   246
                                                                         ---------            ---------             ---------

                  Total liabilities                                        61,585               59,295                59,753
                                                                         ---------            ---------             ---------

Shareholders' equity (deficit):
      Warrants                                                                293                  293                   293
      First Series Preferred Shares, no par value,
        3,000,000 authorized, 1,993,694 shares issued and
        outstanding at September 30, 2000, and 1,973,002
        shares issued and outstanding at September 30, 1999,
        and December 31, 1999                                              16,770               16,590                16,590
      Common stock, no par value, 15,000,000
        authorized, 14,043,600 shares issued and outstanding
        at September 30, 2000, and September 30, 1999 and
        December 31, 1999                                                   2,379                2,379                 2,379
      Retained earnings (accumulated deficit)                              (3,831)                 734                  (110)
                                                                         ---------            ---------             ---------
                  Total shareholders' equity                               15,611               19,996                19,152
                                                                         ---------            ---------             ---------
            Total liabilities and shareholders' equity                $    77,196          $    79,291           $    78,905
                                                                         =========            =========             =========

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR TECHNOLOGIES
                            - SALES AND ENGINEERING)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
             For the Three Months Ended September 30, 2000 and 1999
                 ($ Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                                 --------------------------------
                                                                                2000       1999 RESTATED (NOTE A)
                                                                                ----       ----------------------

Net sales                                                                    $   32,842             $   37,731
Cost of goods sold                                                               28,744                 31,255
                                                                                --------               --------

Gross profit                                                                      4,098                  6,476
Selling, general and administrative expenses                                      5,301                  5,087
Other expenses (income)                                                              74                  (223)
Interest expense, net                                                             1,121                  1,166
                                                                                --------               --------

Income (loss) before income taxes                                               (2,398)                    446
Income tax expense                                                                    1                    205
                                                                                --------               --------

Net income (loss)                                                            $  (2,399)             $      241
                                                                                ========               ========

Basic earnings (loss) per share:
         Common Shares                                                       $   (0.02)             $     0.00
                                                                                ========               ========
         First Series Preferred Shares                                       $   (1.06)             $     0.11
                                                                                ========               ========
Earnings (loss) per share assuming dilution:
         Common Shares                                                       $   (0.02)             $     0.00
                                                                                ========               ========
         First Series Preferred Shares                                       $   (1.06)             $     0.10
                                                                                ========               ========


                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR TECHNOLOGIES
                            - SALES AND ENGINEERING)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
              For the Nine Months Ended September 30, 2000 and 1999
                 ($ Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                       PREDECESSOR               SUCCESSOR
                                                                 SUCCESSOR               COMPANY                  COMPANY
                                                                  COMPANY                -------                  -------
                                                                 -------               PERIOD FROM              PERIOD FROM
                                                                                     JANUARY 1, 1999           MAY 28, 1999
                                                                NINE MONTHS          THROUGH MAY 27,       THROUGH SEPTEMBER 30,
                                                            ENDED SEPTEMBER 30,            1999                    1999
                                                                   2000             RESTATED (NOTE A)        RESTATED (NOTE A)
                                                                   ----             -----------------        -----------------
Net sales                                                        $   108,867             $   24,044               $    51,792
Cost of goods sold                                                    93,401                 17,716                    42,316
                                                                   ----------               --------                 ---------

Gross profit                                                          15,466                  6,328                     9,476
Selling, general and administrative expenses                          15,463                  5,538                     6,900
Other expenses (income)                                                   95                    682                      (223)
Affiliate companies' (income) loss                                        --                 (8,680)                       --
Interest expense, net                                                  3,512                  2,859                     1,550
                                                                   ----------               --------                 ---------

Income (loss) from continuing operations before income
     taxes and extraordinary item                                     (3,604)                 5,929                     1,249
Income tax expense                                                       117                    104                       515
                                                                   ----------               --------                 ---------

Income (loss) from continuing operations before
     extraordinary item                                               (3,721)                 5,825                       734
Discontinued Operation:
     Income from operations of IAF                                        --                    214                        --
     Loss on sale of the Stock of IAF                                     --                 (2,321)                       --
Extraordinary Items:
     Forgiveness of debt and liabilities                                  --                 18,272                        --
                                                                   ----------               --------                 ---------

Net income (loss)                                                 $  (3,721)             $   21,990               $       734
                                                                   ==========               ========                 =========

Basic earnings (loss) per share from continuing operations
     before extraordinary items:
         Common Shares                                            $   (0.03)             $     1.27               $      0.01
                                                                   ==========               ========                 =========
         First Series Preferred Shares                            $   (1.64)             $       --               $      0.33
                                                                   ==========               ========                 =========
Earnings (loss) per share from continuing operations before
     extraordinary items assuming dilution:
         Common Shares                                            $   (0.03)             $     1.25               $      0.01
                                                                   ==========               ========                 =========
         First Series Preferred Shares                            $   (1.64)             $       --               $      0.33
                                                                   ==========               ========                 =========
Basic earnings (loss) per share:
         Common Shares                                            $   (0.03)             $     4.78               $      0.01
                                                                   ==========               ========                 =========
         First Series Preferred Shares                            $   (1.64)             $       --               $      0.33
                                                                   ==========               ========                 =========
Earnings (loss) per share assuming dilution:
         Common Shares                                            $   (0.03)             $     4.73               $      0.01
                                                                   ==========               ========                 =========
         First Series Preferred Shares                            $   (1.64)             $       --               $      0.33
                                                                   ==========               ========                 =========




                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES AND ASC EXTERIOR TECHNOLOGIES
                            - SALES AND ENGINEERING)
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2000
                            ($ Amounts in Thousands)
                                   (Unaudited)

                                                                       NET INCOME FOR
                                                  BALANCES AT          THE NINE MONTHS           INVESTMENT         BALANCES AT
                                                  DECEMBER 31,       ENDED SEPTEMBER 30,             NEW            SEPTEMBER 30,
                                                      1999                 2000                 SHAREHOLDERS            2000
                                                  --------------     -------------------     ------------------------------------
Common Stock:
Shares Outstanding                                   14,043,600                                                      14,043,600
Amount                                           $        2,379                                                 $         2,379


First Series Preferred Shares:
Shares Outstanding                                    1,973,002                                    20,692             1,993,694
Amount                                           $       16,590                               $       180       $        16,770


Warrants:
Warrants Outstanding                                    422,601                                                         422,601
Amount                                           $          293                                                 $           293

Retained Earnings (Deficit)                      $         (110)        $    (3,721)                            $        (3,831)
                                                    ------------           ----------            ---------         -------------
Total Shareholder Equity                         $       19,152         $    (3,721)          $       180       $        15,611
                                                    ============           ==========            =========         =============





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
                                   (Unaudited)

                                                                                       PREDECESSOR               SUCCESSOR
                                                                                         COMPANY                  COMPANY
                                                                                       -----------             ------------
                                                                 SUCCESSOR             PERIOD FROM              PERIOD FROM
                                                                  COMPANY            JANUARY 1, 1999           MAY 28, 1999
                                                                  -------            THROUGH MAY 27,       THROUGH SEPTEMBER 30,
                                                             NINE MONTHS ENDED             1999                    1999
                                                            SEPTEMBER 30, 2000      RESTATED (NOTE A)        RESTATED (NOTE A)
                                                            ------------------      -----------------        -----------------

Cash flows from operating activities:
     Net income (loss)                                        $ (3,721)                 $ 21,990                  $    734
     Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
         Extraordinary items, forgiveness of debt and
         liabilities                                              --                     (18,272)                     --
         Depreciation and amortization                           3,083                     1,250                     1,223
         Loss on sale of assets                                   --                       2,549                      --
         Affiliate companies' income                              --                      (8,680)                     --
         Other                                                      44                        98                        (6)
         Changes in operating assets and liabilities:
              Accounts receivable                                  726                    (2,204)                      346
              Inventory                                            (39)                      657                      (219)
              Other current assets                                 105                       422                      (290)
              Accounts payable                                   3,175                     2,065                    (1,020)
              Accrued liabilities and income taxes                 644                      (570)                   (1,169)
              Deferred income taxes                               --                           2                       549
                                                              --------                  --------                  --------
         Net cash provided by (used for) operating
         activities                                              4,017                      (693)                      148
                                                              --------                  --------                  --------

Cash flows from investing activities:
     Purchase of property and equipment                         (1,458)                     (238)                     (912)
     Purchase of Sales and Engineering Assets                       (1)                     --                        --
     Other                                                         (15)                     --                         (50)
     Cash proceeds from sale of subsidiary                        --                      20,000                      --
     Cash proceeds from sale of assets                             600                      --                        --
     Cash received from (loaned to) equity investees              --                     (13,980)                     --
                                                              --------                  --------                  --------
         Net cash provided by (used for) investing
         activities                                               (874)                    5,782                      (962)
                                                              --------                  --------                  --------

Cash flows from financing activities:
     Net borrowing (payments) under demand notes                (3,512)                       (6)                   45,027
     Net borrowing (payments) under revolving loan                --                      (1,742)                  (66,257)
     Issuance of First Series Preferred Shares                    --                        --                      16,413
     Issuance of Common Stock                                     --                           1                     1,965
     Repayment of other debt                                      (116)                     --                         (70)
                                                              --------                  --------                  --------
         Net cash provided by (used for) financing
         activities                                             (3,628)                   (1,747)                   (2,922)
                                                              --------                  --------                  --------

Cash and cash equivalents:
     Net increase (decrease) in cash                              (485)                    3,342                    (3,736)
     Cash, beginning of period                                     639                       394                     3,736
                                                              --------                  --------                  --------
     Cash, end of period                                      $    154                  $  3,736                  $   --
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

A.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of JPE, Inc. (d/b/a ASCET INC, ASC Exterior Technologies and ASC Exterior Technologies - Sales and Engineering (together with its subsidiaries, the "Company")) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes for the year ended December 31, 1999. Certain financial statement items have been reclassified to conform to the current quarter's format. In addition, net earnings for the Predecessor Company for the period January 1, 1999 through May 27, 1999 and for the Successor Company for the period May 28, 1999 though September 30, 1999 have been restated from unaudited amounts as originally reported to include income of $1,113 thousand, and expenses of $328 thousand, respectively, to reflect additional revenue and inventory valuation and other accrual adjustments.

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

         As a precondition to the consummation of the Investment Transaction, the Company's existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16.5 million forgiveness of the Company's existing bank debt, under the terms of the Company's Forbearance Agreement dated August 10, 1998, as amended. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 shares of Preferred Stock to the Bank Group on May 27, 1999 for $1,000 of consideration (see Note K). In addition, the Company granted the Bank Group 77,437.937 Warrants (which Warrants contain the same terms and conditions as granted to the shareholders of common stock of the Company on the Record Date, except the exercise price for each First Series Preferred Share is approximately $8.16 per share.)

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

         On July 1, 2000 the Company paid $1,000 plus other remuneration described below, to purchase certain assets and liabilities of MB Associates, Inc. ("MB"). MB was the exclusive sales representative for the Company's Trim Products Group. Prior to July 1, 2000, commission expenses were recorded by the Company's

         Trim Products Group as selling, general and administrative expenses. In connection with the purchase of MB, the Company entered into consulting and/or employment agreements with certain former owners and key members of MB's management team. Under the terms of these agreements, the Company paid an aggregate of $357,500 at closing and executed notes payable in the aggregate amount of $1,462,500. These notes require three payments of $487,500 due on June 30 of each of 2001, 2002 and 2003. In addition, the Company issued First Series Preferred Shares which shares are equal in value to $180,000 as a signing bonus for the individuals who became employees of the Company.

         Due to the events described above, the consolidated financial statements for periods prior to May 27, 1999 and July 1, 2000, are not necessarily comparable to the consolidated financial statement presented after that date. JPE, Inc. is now operating under the assumed names of ASCET, ASC Exterior Technologies and ASC Exterior Technologies
         - Sales and Engineering and is hereinafter referred to as the Successor Company.

B.       INVENTORY:

         Inventories by component are as follows (amounts in thousands):

                                                                   SEPTEMBER 30, 1999
                                         SEPTEMBER 30, 2000         RESTATED (NOTE A)        DECEMBER 31, 1999
                                         ------------------         -----------------        -----------------
         Finished goods                       $   12,170                $    14,929              $    13,292
         Work in process                           1,964                      1,513                    1,544
         Raw material                              6,006                      5,153                    5,959
         Tooling                                   2,488                      1,623                    1,794
                                                 --------                  ---------                ---------
                                              $   22,628                $    23,218              $    22,589
                                                 ========                  =========                =========

C.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment by component is as follows (amounts in thousands):

                                                                           SEPTEMBER 30, 1999
                                                 SEPTEMBER 30, 2000         RESTATED (NOTE A)         DECEMBER 31, 1999
                                                 ------------------         -----------------         -----------------
         Land                                        $       706                $        803              $       803
         Buildings                                         5,496                       5,980                    5,980
         Machinery and equipment                          21,895                      20,180                   20,599
         Furniture and fixtures                            1,310                         547                    1,280
                                                        ---------                  ----------                ---------
                                                          29,407                      27,510                   28,662
              Less accumulated depreciation               (4,509)                       (914)                  (1,865)
                                                        ---------                  ----------                ---------
                                                     $    24,898                $     26,596              $    26,797
                                                        =========                  ==========                =========

D.       ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

         Accrued liabilities and other current liabilities consisted of the following (amounts in thousands):

                                                                        SEPTEMBER 30, 1999
                                              SEPTEMBER 30, 2000         RESTATED (NOTE A)         DECEMBER 31, 1999
                                              ------------------         -----------------         -----------------
         Accrued compensation                     $      499               $      420                     $      469
         Accrued interest                                351                       56                            329
         Accrued employee benefits                     2,399                    2,042                          1,026
         Accrued taxes                                   132                       --                            497
         Other                                           764                      748                          1,130
                                                     --------                 --------                       --------
                                                  $    4,145               $    3,266                     $    3,451
                                                     ========                 ========                       ========

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

         The results of operations for the period January 1, 1999 to May 27, 1999, as Restated, (see Note A) were as follows (amounts in thousands):

                                                            PTI                Starboard                 Total
                                                     Restated (Note A)     Restated (Note A)       Restated (Note A)
                                                     -----------------     -----------------       -----------------
         Net sales                                        $    33,672          $   11,109               $    44,781
         Cost of sales                                         29,592               8,409                    38,001
                                                             ---------            --------                 ---------
         Gross profit                                           4,080               2,700                     6,780
         Selling, general and administrative expense            2,572                 591                     3,163
         Other reorganization expenses                            624                 180                       804
                                                             ---------            --------                 ---------
         Income before interest and taxes                         884               1,929                     2,813
         Interest expense                                         439                 107                       546
                                                             ---------            --------                 ---------
         Income before extraordinary item                         445               1,822                     2,267
         Extraordinary item forgiveness of debt and
         liabilities                                            2,985                 808                     3,793
                                                             ---------            --------                 ---------
         Net income                                       $     3,430          $    2,630               $     6,060
                                                             =========            ========                 =========

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

         Effective July 1, 1999, the $6.3 million demand note requires monthly principal payments of $131 thousand. Beginning November 15, 1999, the $20 million demand note requires quarterly principal payments equal to 75% of the preceding quarter's excess cash flow, defined as after-tax net income, less principal note payments, plus depreciation and amortization expense. Required covenants under the Comerica Facility are the submissions of quarterly and annual financial statements and projections within a prescribed time period and a monthly borrowing base. There are no financial covenants required by the terms of the Comerica Facility. Current borrowings at September 30, 2000 under the Comerica Facility are $42.3 million. At September 30, 2000, unused borrowing capacity under the Company's $30 million demand note was $3.6 million.

         The Company is able to supplement any working capital needs not satisfied by the Comerica Facility through a $3 million demand note dated August 23, 1999 from ASC Incorporated, an affiliate of ASC. Advances are permitted up to $3 million and are unsecured and subordinated to advances made under the Comerica Facility. Interest accrues at prime plus 1 1/2% and is payable quarterly. As of September 30, 2000 there were no advances made under this note.

         On June 14, 2000, the Company's Board of Directors agreed to allow ASC Incorporated to guarantee $5 million of indebtedness owed to Comerica Bank in return for a commitment fee, payable quarterly in arrears to ASC Incorporated, of 3% per anum. The agreement became effective June 1, 2000. As of September 30, 2000, $38 thousand was accrued and payable to ASC Incorporated under the terms of this agreement.


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

H.       INCOME TAXES:

         As of May 27, 1999, the date of the Investment Transaction, the Company had approximately $23 million of taxable net operating loss carryovers. Of this amount, approximately $22 million was used to offset taxable income for the period January 1, 1999 through May 27, 1999, including income associated with the bank debt forgiveness and vendor liability settlements. The remaining taxable loss carryovers are subject to certain limitations as a result of the Investment Agreement and utilization is dependent on the Company's future profitability. This may prevent full utilization of these losses during the carryover period, and as such, the Company has recorded a valuation reserve related to the tax benefits associated with such losses. In addition, the Company sustained further net taxable losses of $1.2 million for the period May 28, 1999 through December 31, 1999, and $6.2 million for the nine months ended September 30, 2000.

         The Company's 3% effective tax rate for the nine months ended September 30, 2000 is computed at regular tax rates, and reflects the Company's inability to deduct certain bankruptcy costs, compensation expense related to the issuance of First Series Preferred Shares in connection with the purchase of MB Associates, as well as state income taxes related to the Company's profitable locations. In addition, an increase in the Company's valuation reserve was made related to its inability to utilize the current period's net taxable loss.

         A reconciliation to the U.S. federal statutory tax rate is as follows:

                Statutory U.S. federal tax rate                                 (34%)
                State taxes, net of federal tax benefit                           3
                Nondeductible Goodwill amortization                               2
                Nondeductible Compensation Expenses                               2
                Nondeductible bankruptcy and other expenses                       1
                Increase in valuation reserve                                    29
                                                                               --------
                                                                                  3%
                                                                               ========

         Deferred tax assets and liabilities of the Predecessor Company have been recognized on the balance sheet as required by purchase accounting. The deferred tax assets of approximately $8.4 million have been reduced by a $5.6 million valuation reserve, and deferred tax liabilities of $1.9 million have been recorded. If in subsequent periods, the valuation reserve related to the May 27, 1999 deferred tax assets of $3.2 million can be reduced, the effect will be to reduce goodwill before any benefit is realized in the Consolidated Statement of Operations.


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
                                                                                          =======

J.       DISCONTINUED OPERATIONS AND SALE OF INDUSTRIAL & AUTOMOTIVE FASTENERS,
         INC.:

         On March 26, 1999, the Company sold the stock of Industrial & Automotive Fasteners, Inc. ("IAF"), its fastener segment, to MacLean Acquisition Company for approximately $20.0 million. The sales agreement required certain vendors to compromise their accounts receivable from IAF to 30% of the outstanding balance which resulted in an extraordinary gain of $2.0 million or $.44 per share. The net proceeds of $19.2 million from this sale were used to pay down U.S. Bank debt. The measurement date for discontinued operation was February 5, 1999, the date that the Board of Directors and the lenders approved the letter of intent. IAF's income from operations prior to the measurement date was $214 thousand, or $.05 per share. The loss on sale was $2.5 million, offset by income from operations after the measurement date of $200 thousand, resulting in a net loss of $2.3 million, or $.50 per share. Revenue for IAF for the three month period ended March 31, 1999 was $10.0 million.

K.       FORGIVENESS OF BANK DEBT:

         As a precondition to consummation of the Investment Agreement, the Company's existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16.5 million forgiveness of the Company's existing bank debt. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 shares of First Series Preferred Shares to the Bank Group on May 27, 1999 for $1,000 of consideration. In addition, the Company granted the existing bank lenders warrants to purchase 77,437.937 First Series Preferred Shares (which contain the same terms and conditions as granted to the shareholders of common stock of the Company on the Record Date, except the exercise price per First Series Preferred Share is approximately $8.16).

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

L.       OTHER EXPENSES (INCOME):

         The Predecessor Company has included in Other Expense for the period from January 1, 1999 through May 27, 1999, the costs related to the negotiation of the Investment Agreement and other professional costs associated with the bankruptcy proceedings of $492 thousand.

M.       EARNINGS PER SHARE:

         The issuance of the First Series Preferred Shares resulted in the Successor Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128 - Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class of stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the common stock. Shares outstanding for the computation of basic earnings per share were 14,043,600 common shares as of September 30, 1999, December 31, 1999, and September 30, 2000. The First Series Preferred Shares outstanding as of September 30, 1999 and December 31, 1999 were 1,973,002 shares and there were 1,993,694 shares outstanding as of September 30, 2000. There were 1,978,218 weighted average First Series Preferred Shares at September 30, 2000. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. Options for common shares outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution. The Warrants for the First Series Preferred Shares had no effect on the denominator in the earnings per share calculation for the three months and nine months ended September 30, 2000, respectively, as the effect would be antidilutive. The Warrants for the First Series Preferred Shares had the effect of increasing the denominator in the earnings per share calculation by 275,910 shares for the period from May 28, 1999 to September 30, 1999.

         Earnings per share prior to the Investment Transaction was computed based on 4,602,180 common shares outstanding, and stock options had the effect of increasing the common shares outstanding by 43,296 and 81,291 for the period January 1, 1999 to May 27, 1999.

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

         Information by operating segment for the three months ended September 30, 2000 and 1999 is summarized below:

                                                                           For The Three Months Ended September 30,
                                                                           ----------------------------------------
                                                                             Trim         Replacements
                                                                           Products          Parts           Total
                                                                           --------          -----           -----

         Sales to unaffiliated customers
              2000                                                       $    19,792     $    13,050       $    32,842
              1999 Restated (Note A)                                          23,628          14,103            37,731

         Segment profit
              2000                                                       $       153     $       791       $       944
              1999 Restated (Note A)                                           1,371           1,318             2,689

         Other charges (income)
              2000                                                       $        56     $        18       $        74
              1999 Restated (Note A)                                             (64)           (173)             (237)

         Depreciation and amortization
              2000                                                       $       714     $       214       $       928
              1999 Restated (Note A)                                             560             135               695

         Segment assets
              September 30, 2000                                         $    44,407     $    27,511       $    71,918
              September 30, 1999 Restated (Note A)                            48,354          28,515            76,869

         Expenditures for segment assets
              2000                                                       $       530     $        89       $       619
              1999 Restated (Note A)                                             724             107               831

         A reconciliation of segment profit for reportable segments to income
         (loss) from continuing operations before taxes and extraordinary items is as follows:

                                                                          For the Three Months Ended September 30,
                                                                          ----------------------------------------
                                                                          2000            1999 Restated (Note A)
                                                                          ----            ----------------------
         Segment profit                                                $      944              $    2,689
         Other income (expense)                                               (74)                    223
         Corporate expense                                                 (2,147)                 (1,300)
         Interest expense                                                  (1,121)                 (1,166)
                                                                          ---------               ---------

         Income (loss) from continuing operations before taxes
              and extraordinary items                                  $   (2,398)             $      446
                                                                          =========               =========



         Information by operating segment for the nine months ended September 30, 2000 and 1999 is summarized below:

                                                                           For The Nine Months Ended September 30,
                                                                           ---------------------------------------
                                                                             Trim         Replacement
                                                                           Products          Parts           Total
                                                                           --------          -----           -----
         Sales to unaffiliated customers
              2000                                                      $    69,144        $   39,723     $    108,867
              1999 Restated (Note A) Predecessor                                 --            24,044           24,044
              1999 Restated (Note A) Successor                               32,456            19,336           51,792

         Segment profit
              2000                                                      $     1,257        $    2,540     $      3,797
              1999 Restated (Note A) Predecessor                                 --             1,240            1,240
              1999 Restated (Note A) Successor                                2,220             1,494            3,714

         Other income (expense)
              2000                                                      $       (63)       $      (32)    $        (95)
              1999 Restated (Note A) Predecessor                                 --               (81)             (81)
              1999 Restated (Note A) Successor                                   65               171              236

         Affiliate companies' income
              2000                                                      $        --        $       --     $         --
              1999 Restated (Note A) Predecessor                              8,680                --            8,680
              1999 Restated (Note A) Successor                                   --                --               --

         Depreciation and amortization
              2000                                                      $     1,954        $      555     $      2,509
              1999 Restated (Note A) Predecessor                                 --               795              795
              1999 Restated (Note A) Successor                                  627               362              989

         Expenditures for segment assets:
              2000                                                      $       869        $      334     $      1,203
              1999 Restated (Note A) Predecessor                                 --               238              238
              1999 Restated (Note A) Successor                                  793               116              909

A reconciliation of segment assets to consolidated assets is as follows:

                                                                                   September 30, 1999
                                                           September 30, 2000       Restated (Note A)
                                                           ------------------       -----------------
         Segment assets                                        $    71,918             $    76,869
         Corporate assets                                            5,278                   2,422
                                                                  ---------               ---------
                                                               $    77,196             $    79,291
                                                                  =========               =========

A reconciliation of segment profit for reportable segments to income (loss) from continuing operations before taxes and extraordinary items is as follows:

                                                                                             Nine Months Ended
                                                                                             -----------------
                                                                                               September 30,
                                                                                               -------------
                                                                        Nine Months       1999 Restated (Note A)
                                                                           Ended          ----------------------
                                                                        September 30,     Predecessor      Successor
                                                                           2000              Period          Period
                                                                           ----              ------          ------

Segment profit                                                           $ 3,797          $ 1,240           $ 3,714
Other income (expense)                                                       (95)             (81)              236
Affiliate companies' income                                                 --              8,680              --
Corporate expense                                                         (3,794)          (1,051)           (1,151)
Interest expense                                                          (3,512)          (2,859)           (1,550)
                                                                         -------          -------           -------
Income from continuing operations (loss) before taxes
     and extraordinary items                                             $(3,604)         $ 5,929           $ 1,249
                                                                         =======          =======           =======

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

On July 1, 2000 the Company paid $1,000, plus other remuneration described below, to purchase certain assets and liabilities of MB Associates, Inc. ("MB"). MB was the exclusive sales representative for the Company's Exterior Trim operations. In connection with the purchase of MB, the Company entered into consulting and/or employment agreements with certain former owners and key members of MB's management team. Under the terms of these agreements, the Company paid an aggregate of $357,500 at closing and executed notes payable in the aggregate amount of $1,462,500. These notes require three payments of $487,500 due on June 30, of each of 2001, 2002 and 2003. In addition, the Company issued First Series Preferred Shares which shares are equal in value to $180,000 as a signing bonus for the individuals who became employees of the Company.

RESULTS OF OPERATIONS

Managements' discussion and analysis of the results of operations for the three and nine month periods ended September 30, 2000 compared to the three and nine month periods ended September 30, 1999 has been structured to compare the results of operations related only to the operating locations that remain part of the Company at September 30, 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

ASCET INC operating locations' net sales for the quarter ended September 30, 2000 and 1999 were as follows (in thousands):

                                                                            1999
                                                  2000                Restated (Note A)
                                                  ----                -----------------

Trim Products                                 $    19,792               $    23,628
Replacement Parts                                  13,050                    14,103
                                                 ---------                 ---------

Total                                         $    32,842               $    37,731
                                                 =========                 =========

The decrease in Trim Products Segment sales of $3,836 thousand, or 16.2%, is the result of a revenue decrease related to the completion of product programs for which the Company has not been awarded replacement business. The sales decrease in the Replacement Part Segment of $1,053 thousand, or 7.5% is attributable to selling price reductions required to meet competitive market pricing, and general market conditions in the overall heavy duty aftermarket industry.

Gross profit was $4,098 thousand, or 12.5% of sales, for the three months ended September 30, 2000 compared to $6,476 thousand, or 17.2% of sales, for the same quarter last year for the same operating locations on a consolidated basis.

The gross profit by segment is as follows (in thousands):

                                                                          1999
                                                   2000             Restated (Note A)
                                                   ----             -----------------
Trim Products                                 $      902                $    2,789
Replacement Parts                                  3,196                     3,687
                                                 --------                  --------

Total                                         $    4,098                $    6,476
                                                 ========                  ========

The gross profit percentage for the Trim Products Segment was 4.6% and 11.8% for the quarters ended September 30, 2000 and 1999, respectively. The decrease in the gross profit percentage was attributable to higher scrap rates, increased freight costs, third party quality inspection costs, and lower labor efficiencies at the Dayton, Ohio operation. Management is addressing these issues by implementing manufacturing process improvements, lean manufacturing concepts, staff restructuring and intensive quality control improvement measures.

The gross profit as percentage of sales for the Replacement Parts Segment was 24.5%, compared to 26.1% for the three months ended September 30, 2000 and 1999, respectively. The decline in gross profit was not as significant in relation to the decline in revenue due to the mix of product sales for the period.

Selling, general and administrative (SGA) expenses for the three months ended September 30, 2000 were $5,301 thousand or 16.1% of sales compared to $5,087 thousand or 13.5% of sales for the quarter ended September 30, 1999. Detail of SGA expenses, for these operating locations on a consolidated basis, for the three months ended September 30, 2000 and September 30, 1999 are as follows (in thousands):

                                                                          1999
                                                 2000               Restated (Note A)
                                                 ----               -----------------
Trim Products                                  $      749              $    1,581
Replacement Parts                                   2,405                   2,552
Corporate                                           2,147                     954
                                                  --------                --------
Total                                          $    5,301              $    5,087
                                                  ========                ========


SGA expense for the Trim Products Segment was $749 thousand or 3.8% of sales and $1,581 thousand or 6.7% of sales for quarters ended September 30, 2000 and 1999, respectively. The lower percentage is primarily attributable to the elimination of the sales commission to MB Associates of $693 thousand as a result of the purchase of certain of its assets and liabilities on July 1, 2000. Without this change, SGA expense for the Trim Products Segment would have been $1,442 thousand or 7.2% of sales for the quarter ended September 30, 2000.

The Replacement Parts Segment's SGA expenses were $2,405 thousand or 18.4% of sales and $2,552 thousand or 18.1% of sales for the three months ended September 30, 2000 and 1999, respectively. In the Replacement Parts Segment, management has been working towards reducing its SGA costs to keep pace with the reduction in sales revenue due to the industry decline.

Corporate administrative costs for the three months ended September 30, 2000 and 1999 were $2,147 and $954 thousand, respectively. The increase in corporate administrative costs reflect program management fees and product development costs related to the Company's Trim Products Segment together with the addition of MB Associates salaries and administration costs resulting from the purchase of MB Associates on July 1, 2000.

Other income (loss) for the three months ended September 30, 1999 related to a gain on settlement of a vendor dispute related to the Replacement Parts Segment.

The interest expense for the three months ended September 30, 2000 was $1,121 thousand. This remains comparable with interest expense for the quarter ended September 30, 1999 of $1,166 thousand.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

To facilitate the following discussion, the financial statements for the nine months ended September 30, 1999 include the following adjustments to the Company's income (loss) from continuing operations before income taxes and extraordinary items for the nine month period ended September 30, 1999: (1) the sale of the assets of JPE Canada Inc. in February 1999, and (2) the consolidation of entities that were previously accounted for under the equity method (Plastic Trim, Inc. and Starboard Industries, Inc., for the period January 1, 1999 through May 27, 1999).

             RESULTS OF OPERATIONS FOR ASCET INC OPERATING LOCATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

                                    PREDECESSOR      SUCCESSOR                     CONSOLIDATION OF
                                      COMPANY         COMPANY                          ENTITIES           ASCET
                                    AS REPORTED     AS REPORTED      DIVESTED        PREVIOUSLY            INC
                                    AND RESTATED    AND RESTATED    OPERATIONS     CARRIED ON EQUITY     OPERATING
                                      (NOTE A)        (NOTE A)          (1)            METHOD (2)        LOCATIONS
                                      --------        --------          ---            ----------        ---------
Net Sales                            $    24,044    $     51,792    $        --      $     44,781      $    120,617

Cost of goods sold                        17,716          42,316             --            38,001            98,033
                                        ---------      ----------      ---------        ----------        ----------

Gross profit                               6,328           9,476             --             6,780            22,584
Selling, general and
     administrative expenses               5,538           6,900             --             3,163            15,601
Other expenses (income)                      682            (223)            --               804             1,263
Affiliate companies' (income) loss        (8,680)             --          2,620             6,060                --
Interest expense, net                      2,859           1,550             --               546             4,955
                                        ---------      ----------      ---------        ----------        ----------
Income (loss) from continuing
     operations before income
     taxes and extraordinary
     item                            $     5,929    $      1,249    $    (2,620)      $    (3,793)     $        765
                                        =========      ==========      =========        ==========        ==========

ASCET INC operating locations' net sales for the nine months ended September 30, 2000 and 1999 were as follows (in thousands):

                                                                          1999
                                                 2000               Restated (Note A)
                                                 ----               -----------------
Trim Products                                $     69,144              $     77,237
Replacement Parts                                  39,723                    43,380
                                                ----------                ----------
Total                                        $    108,867              $    120,617
                                                ==========                ==========


The decrease in Trim Products Segment sales of $8,093 thousand, or 10.5%, is the result of a revenue decrease related to the completion of production on certain programs for which the Company has not been awarded replacement business. The sales decrease in the Replacement Part Segment of $3,657 thousand, or 8.4%, is attributable to selling price reductions required to meet competitive market pricing, and general market softness in the overall heavy duty aftermarket industry.

Gross profit was $15,466 thousand, or 14.2% of sales, for the nine months ended September 30, 2000 compared to $22,584 thousand, or 18.7% of sales, for the same period last year for the same operating locations on a consolidated basis. The gross profit by segment is as follows (in thousands):

                                                                          1999
                                                 2000               Restated (Note A)
                                                 ----               -----------------
Trim Products                                $     5,671                $     11,185
Replacement Parts                                  9,795                      11,399
                                                ---------                  ----------

Total                                        $    15,466                $     22,584
                                                =========                  ==========

The gross profit percentage for the Trim Product Segment was 8.2% and 14.5% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in the gross profit percentage was attributable to higher scrap rates, increased freight costs, third party quality inspection costs, and lower labor efficiencies related to the consolidation of certain manufacturing activities at the Dayton, Ohio operation in the first quarter of 2000. Management is addressing these issues by implementing manufacturing process improvements, lean manufacturing concepts, staff restructuring and intensive quality control improvements measures.

The gross profit as percentage of sales for the Replacement Parts Segment was 24.7%, compared to 26.3% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in gross profit as a percentage of sales is the result of price reductions required to meet competitive market pricing.

Selling, general and administrative (SGA) expenses for the nine months ended September 30, 2000 were $15,463 thousand or 14.2% of sales compared to $15,601 thousand or 12.9% of sales for the nine months ended September 30, 1999. Detail of SGA expenses, for these operating locations on a consolidated basis, for the nine months ended September 30, 2000 and September 30, 1999 are as follows (in thousands):

                                                                          1999
                                                 2000               Restated (Note A)
                                                 ----               -----------------
Trim Products                                $     4,414                $      5,330
Replacement Parts                                  7,255                       9,055
Corporate                                          3,794                       1,216
                                                ---------                  ----------
Total                                        $    15,463                $     15,601
                                                =========                  ==========

SGA expense for the Trim Products Segment was $4,414 thousand or 6.4% of sales and $5,330 thousand or 6.9% of sales for the quarters ended September 30, 2000 and 1999, respectively. The lower percentage is attributable to the elimination of sales commissions to the Company's exclusive sales organization, MB Associates, as a result of the purchase of certain of its assets and liabilities on July 1, 2000.

The Replacement Parts Segment's SGA expenses were $7,255 thousand or 18.3% of sales and $9,055 thousand or 20.9% of sales for the nine months ended September 30, 2000 and 1999, respectively. In the Replacement Parts Segment, the Company has been reducing its SGA costs, primarily through headcount reductions and lower administrative costs. The improvement in SGA costs as a percentage of sales is also due to the absence in 2000 of approximately $250 thousand of reserve charges expensed in 1999 related to accounts and notes receivable from one of the Company's customers.

Corporate administrative costs for the nine months ended September 30, 2000 and 1999 were $3,794 and $1,216 thousand, respectively. The increase in corporate administrative costs reflect program management fees and product development costs related to the Company's Trim Products segment together with the addition of certain management positions during 2000, as well as salaries and administrative costs resulting from the purchase of certain assets and liabilities of MB Associates on July 1, 2000.

Other income (loss) for the nine months ended September 30, 1999 related to costs associated with the bankruptcy proceedings and the Predecessor Company's professional costs related to the Investment Transaction, net of a gain on settlement of a vendor dispute related to the Replacement Parts Segment.

The interest expense for the nine months ended September 30, 2000 was $3,512 thousand. This compares with interest expense for the nine months ended September 30, 1999 of $4,955 thousand. The lower interest is primarily due to the forgiveness of bank indebtedness in May of 1999 (see Note K). In addition, the interest rate in 1999 was approximately 11% compared to the approximate ASCET, Inc. current average rate for the nine months ended September 30, 2000 of 9.8%.

The effective tax rate for ASCET, Inc. is 3% for the nine months ended September 30, 2000. This rate reflects regular tax rates and the Company's inability to deduct certain bankruptcy costs, compensation expense related to the issuance of First Series Preferred Shares in connection with the purchase of the net assets of MB Associates, as well as state income taxes related to the Company's profitable locations. In addition, the Company's effective tax rate reflects an increase in the valuation reserve related to its inability to utilize the current period's net taxable loss. The Company's deferred tax assets and liabilities acquired in the Investment Transaction have been recorded on the balance sheet net of a valuation reserve. If in subsequent periods, additional deferred tax assets can be recognized, any adjustment would first reduce goodwill to zero and then would reduce income tax expense.

Earnings per share methodology is described under Note M of the Unaudited Consolidated Condensed Financial Statements. The common shares outstanding for the Predecessor Company were 4,602,180 for the period January 1, 1999 through May 27, 1999. The common shares outstanding for ASCET INC were 14,043,600 and the First Series Preferred Shares outstanding were 1,973,002 for the period to May 27, 1999 to June 30, 2000 and 1,993,694 for the period July 1, 2000 to September 30, 2000.

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

In connection with the Comerica Facility, the Company has executed three promissory notes in the amounts of $6.3 million, $20 million, and $30 million, each providing for borrowing options at either a Prime based rate plus 1/2% to 1% or Eurodollar plus 3% to 3 1/2%. Eurodollar borrowings for 1 to 6 months are permitted at the option of the Company. Advances under the $30 million demand note are subject to a borrowing base restriction equal to 80% of eligible trade receivables and the lesser of 50% of eligible inventory or $9 million. There are no restrictions on advances under either the $6.3 million or $20 million demand notes. Borrowings under the three promissory notes are secured by the Company's cash deposits, trade receivables, inventory, and personal property, as well as a guaranty from ASC Holdings LLC ("ASC"). The collateral for ASC's guaranty is the common shares and First Series Preferred Shares of the Company held by ASC.

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

Current borrowings at September 30, 2000 under the Comerica Facility are $42.3 million. At September 30, 2000, unused borrowing capacity under the Company's $30 million demand note was $3.6 million. The Company believes the Comerica Facility is adequate to provide it with monthly short term working capital needs, with the exception of certain cyclical months affected by a reduction in operations brought upon by shutdowns for model changeovers at certain OEM customers, such as General Motors Corporation. In addition, the Company is able to supplement any working capital needs not satisfied by the Comerica Facility through a $3 million subordinated demand note dated August 23, 1999 from ASC Incorporated, an affiliate of ASC. Advances are permitted up to $3 million and are unsecured and subordinate to advances made under the Comerica Facility. Interest accrues at prime plus 1 1/2% and is payable quarterly. As of September 30, 2000 there were no advances made under this note.

On June 14, 2000, the Company's Board of Directors agreed to allow ASC Incorporated to guarantee $5 million of indebtedness owed to Comerica Bank in return for a commitment fee, payable quarterly in arrears to ASC Incorporated, of 3% per anum. The agreement became effective June 1, 2000. As of September 30, 2000, $38 thousand was accrued and payable to ASC Incorporated under the terms of this agreement

Due to their demand nature, all of the notes described above have been classified as short-term debt on the Company's balance sheet. As of September 30, 2000 in measuring working capital, the Company's Current Liabilities exceed Current Assets by $14.9 million. Excluding the amount outstanding under the Comerica Facility, working capital at September 30, 2000 would have been $27.4 million.


RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138 becomes effective for all fiscal quarters for all fiscal years beginning after June 15, 2000 (effective January 1, 2001 for the Company). SFAS No. 133 is not currently expected to have a material impact on the financial statements of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2000. The Company believes there will be no material impact resulting from the application of SAB 101.

In March 2000, the FASB issued Interpretation No. 44, (FIN44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarified (a) the definition of employee for the purpose of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. FIN 44 is not expected to have a material impact on the financial statements of the Company.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business the Company is subject to market exposures from changes in interest rates. The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's debt represents borrowings under several demand notes at Comerica Bank's prime rate plus 1/2% to 1% or Eurodollar rates plus 3% to 3 1/2% and is sensitive to changes in interest rates. The borrowings under the Eurodollar rates have maturity dates of 30 days. At September 30, 2000 the weighted average interest rate of the $42.3 million debt was 9.8% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $3,512 thousand for the nine months ended September 30, 2000. The potential increase in interest expense from a hypothetical 2% adverse change, assuming the September 30, 2000 debt was outstanding for the entire year, would be $846 thousand.

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

                           27.    Financial Data Schedule

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


                             JPE, Inc. d/b/a ASCET INC


                             By:      /s/ Robert A. Naglick
                                  ------------------------------
                                      Robert A. Naglick
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

Date:  November 14, 2000

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
   27                         Financial Data Schedule