Form 10-K405
period 2000-12-31
JPE INC
filed 2001-03-28
CIK 884637

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 (248) 203-0440

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

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price on March 15, 2001, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $287,636.

The number of shares of the Registrant's Common Stock outstanding at March 15, 2001 was 14,043,600.

                                TABLE OF CONTENTS

ITEM                                                                                                           PAGE
----                                                                                                           ----
          PART I
1.        Business                                                                                                3
2.        Properties                                                                                             10
3.        Legal Proceedings                                                                                      10
4.        Submission of Matters to a Vote of Security Holders                                                    10

          PART II

5.        Market for Registrant's Common Equity and Related Stockholder Matters                                  11
6.        Selected Financial Data                                                                                12
7.        Management's Discussion and Analysis of Financial Condition and Results of Operations                  14
7A.       Quantitative and Qualitative Disclosures About Market Risk                                             19
8.        Financial Statements and Supplementary Data                                                            20
9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   48

          PART III

10.       Directors and Executive Officers of the Registrant                                                     49
11.       Executive Compensation                                                                                 51
12.       Security Ownership of Certain Beneficial Owners and Management                                         56
13.       Certain Relationships and Related Transactions                                                         57

          PART IV

14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        58
          Signatures

                          FINANCIAL STATEMENT SCHEDULES

          JPE, INC. (d/b/a ASCET INC and ASC Exterior Technologies) and
          Subsidiary Financial Statement Schedule                                                                60
          Exhibits Index                                                                                         62

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

GENERAL AND RECENT INFORMATION

JPE, Inc. (together with its subsidiaries, the "Company"), through its five operating subsidiaries in existence as of January 1, 1999, manufactured and distributed automotive and truck components to OEMs and to the automotive aftermarket. Through May 1999, the Company experienced financial difficulties resulting in a strategy to sell certain subsidiaries, obtain additional capital and restructure its debt.

During the period from August, 1998 through May, 1999, three of the Company's operating subsidiaries, Plastic Trim, Inc. ("PTI"), Starboard Industries, Inc. ("Starboard") and JPE Canada Inc. ("JPEC"), were operating under court ordered protection. On September 15, 1998, PTI and Starboard filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. On August 27, 1998, the Ontario Court (General Division) Commercial List issued an order to appoint an Interim Receiver for JPEC pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. Collectively, these companies represented the Company's Trim Group. The Company's two other operating subsidiaries, Dayton Parts, Inc. ("DPI") and Industrial & Automotive Fasteners, Inc. ("IAF"), and the parent company of all five operating subsidiaries, JPE, Inc., continued to operate without court protection. On October 28, 1998, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary, Allparts, Inc. ("Allparts"), to R&B, Inc. for a total sales price of $11.6 million.

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

The immediate effect of these transactions transferred (a) approximately 47.5% of the voting securities of the Company to Kojaian, (b) approximately 47.5% of the voting securities of the Company to ASC, and (c) approximately 1% of the voting securities of the Company to the Bank Group. This transaction is hereafter referred to as the "Investment Transaction." The remaining amount of the voting securities continue to be held by the public shareholders of the Company. Thus, as of December 29, 1999, ASC and Kojaian together beneficially owned approximately 95% of the voting securities of the Company, and if all of the Warrants were exercised, would have beneficially owned approximately 80% of the voting securities of the Company

Pursuant to the terms of a separate letter agreement (the "Letter Agreement") dated August 30, 1999 among ASC and the sole member of ASC (Heinz C. Prechter) and Kojaian and the members of Kojaian (Mike Kojaian and C. Michael Kojaian), Heinz C. Prechter agreed to purchase (through ASC or otherwise) 4,720,710 common shares and 976,176.095 First Series Preferred Shares of JPE, Inc. from Kojaian for $9.2 million. The Letter Agreement was subject to the conditions precedent of (i) obtaining the consent of Comerica Bank, the Company's lender, and (ii) the termination of the applicable waiting period under the Hart-Scott-Rodino Act. On December 30, 1999, the last of the conditions precedent was fulfilled, and on such date the Agreement was consummated.

On July 1, 2000, the Company purchased the net assets and liabilities of MB Associates, which was the Company's exclusive sales agency (Note 1). In connection with this purchase, the Company issued 20,692 shares of First Series Preferred shares as consideration to those former owners of MB Associates.

As a result, ASC directly and Heinz C. Prechter, indirectly through ASC, own a total of 9,441,420 common shares and 1,952,352.19 First Series Preferred Shares of JPE, Inc., constituting approximately 94.1% of the beneficial interests of JPE, Inc. as of December 31, 2000.

After these transactions, the Company owns three operating subsidiaries, DPI, PTI and Starboard. The Company is now operating under the assumed names of ASCET INC and ASC Exterior Technologies and is hereinafter referred to as the Successor Company. PTI now operates under the assumed names of ASC Exterior Technologies - Dayton and ASC Exterior Technologies - Beavercreek. Starboard now operates under the assumed name of ASC Exterior Technologies - East Tawas. New financing in the amount of $33 million was arranged with Comerica Bank to pay off the indebtedness of the Company owed to the Bank Group (other than the debt forgiveness described above) and provide for current working capital needs.

The following table sets forth information regarding the Company's sales for only the operating subsidiaries it owned as of December 31, 2000 in certain classes of similar products as percentages of net sales for the periods indicated.

                                                                                Percentage of Net Sales(1)
                                                                                Year ended December 31,
                                                                         -------------------------------------
                                                                         1998(2)         1999(2)          2000
                                                                         -------         -------          ----
OEM (Original Equipment) Trim Products                                   55.4%            64.4%           63.4%

Aftermarket (truck and automotive replacement parts)                     44.6%            35.6%           36.6%
                                                                        -----           ------           -----
                                                                        100.0%           100.0%          100.0%
                                                                        =====            =====           =====

(1) See also Note 12, 13, 15, and 17 to the Notes to Consolidated Financial Statements for additional operating subsidiary information.

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

Aftermarket

The Company's aftermarket group consisted of DPI. This business represents the Truck and Automotive Replacement Parts segment. DPI manufactures and distributes springs and spring-related products and distributes a variety of other undercarriage replacement parts for trucks and trailers, consisting of suspension, brake, wheel-end and steering products. Approximately 35% of DPI's sales are related to products manufactured at its plant in Harrisburg, Pennsylvania. Other products sold by DPI are purchased from third party manufacturers. DPI sells products to the truck and trailer parts independent aftermarket under the brand names "Stanley Springs," "Dayton Parts" and "BATCO."

During most of 1998, Allparts was part of the Truck and Automotive Replacement Parts segment. Allparts distributed hydraulic brake system products for the independent automotive and light truck aftermarket. Allparts sold its brake parts under the brand names of "Brakeware" and "Tru-Torque." This business was sold in October 1998.

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

PTI manufactures extruded and injection molded plastic exterior trim products. The extruded products are manufactured primarily from PVC plastic which is extruded at high temperatures into parts of varying dimensions. The injection molded parts are produced utilizing TPO plastic compound which is injected into a product mold at high temperatures. These parts are assembled before being shipped to the customer. The parts are used primarily for decorative and styling purposes in the production of passenger cars, light trucks, minivans, and sport-utility vehicles. PTI manufactures three primary products: (1) body side moldings, which serve aesthetic and functional purposes and are affixed to the side of a vehicle; (2) reveal moldings, which surround a vehicle's windshield and backlight glass and cover the gap between the edge of the glass and the car body; and (3) bumper fascia moldings, which are bright or colored decorative inserts attached to plastic bumpers and bumper pads, and are primarily aesthetic in nature. During the second half of 1999, PTI consolidated certain labor intensive finishing operations in-house, which were previously performed by third-party subcontractors. Thereafter, the Company discovered that these efforts resulted in a dramatic increase in scrap rates and labor costs, and deteriorating quality standards, which resulted in the Company's decision to reverse this consolidation during the first quarter of 2000.

There is no discussion of the manufacturing operations of JPEC and IAF as these businesses were sold during 1999.

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

MARKETING, DISTRIBUTION AND CUSTOMERS

Original Equipment

The Company's OEM business supplies products to domestic OEMs either directly or through Tier 1 suppliers. For the year ended December 31, 2000, 63.4% of the Company's net sales (for only the operating subsidiaries the Company owned as of December 31, 2000) were to OEM or Tier 1 customers. Net sales (for only the operating subsidiaries the Company owned as of December 31, 2000) to significant customers for the year ending December 31, 2000 were as follows:

         General Motors                                                 34.8%
         DaimlerChrysler Corporation                                    24.7%

No other OEM or Tier 1 customer accounts for more than 10% of the Company's net sales.

Through June 30, 2000, the Company sold its exterior trim products through an exclusive sales agency, MB Associates, Inc. (MB), that specialized in the Company's products. On July 1, 2000, the Company paid $1,000, plus other remuneration, described below, to purchase certain assets and liabilities of MB. Prior to July 1, 2000, commission expenses were recorded by the Company's Trim Products Group as selling, general and administrative expenses. In connection with the purchase of MB, the Company entered into consulting and/or employment agreements with certain former owners and key members of MB's management team. Under the terms of these agreements, the Company paid an aggregate of $357,500 at closing and executed notes payable in the aggregate amount of $1,462,500. These notes require three payments of $487,500 due on June 30 of each of 2001, 2002 and 2003. In addition, the Company issued 20,692 shares of First Series Preferred Shares which shares are equal in value to $180,000 as a signing bonus for the individuals who became employees of the Company.

The Company works directly with its customers, including the three major U.S. automobile manufacturers, to design and develop products to satisfy market demands. Most of the parts the Company produces have lead times of one to four years from product award to production. The Company has been awarded new business for each of the 2001-2004 model years. Because the Company's OEM business supplies its customers on a "just-in-time" basis and ships its products when orders are received in the aftermarket business, it does not currently maintain a backlog.

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

SEASONALITY

The OEM business experiences seasonal fluctuations that are consistent with those of other OEM suppliers. The Company typically experiences decreased sales and operating income from its OEM business during the second half of each year due to OEM model changeovers and vacation periods. In addition, the Company's Trim Products Group has experienced lower automotive industry volumes during the last quarter of 2000 and throughout the first quarter of 2001, due to the general slowing of the U.S. economy and continued pressures by the Company's largest customers for price concessions.

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

Aftermarket

The truck parts aftermarket in which DPI operates is highly competitive and has numerous competitors. However, the product line of DPI is narrow and focuses on specific markets. Some of the Company's more significant competitors are Triangle Auto Spring Co. and Arvin/Meritor. In addition, some of the Company's competitors are well-established truck or automotive suppliers which have greater financial and other resources than the Company. Among the primary competitive factors affecting this market are price, product fill rates, product quality, breadth of product line and customer service.

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

EMPLOYEES

The Company had a total of approximately 1,000 employees on December 31, 2000, nine of which were located in Canada. Approximately 336 employees were represented by labor unions, at the Company's PTI Beavercreek operations. The Company's Jamestown facility was sold during April 2000 and operations were consolidated at the Company's other locations. Employees at this facility had previously voted to form a local union under the United Electrical, Radio and Machine Workers of America. No collective bargaining agreement was ever reached prior to the shutdown of the Jamestown facility.

ITEM 2.       PROPERTIES

The following list indicates by location the principal manufacturing, distribution and administrative facilities of the Company following the sale of the subsidiaries previously described. All owned U.S. facilities are subject to liens under the Company's existing financing arrangement with Comerica Bank:

                                                                  Building Size
                                                                  (Approximate       Owned or
 Primary Use of the Facility              Location                Square Feet)        Leased             Segment
 ---------------------------              --------                ------------        ------             -------
Corporate headquarters                   Bingham Farms, MI           2,000            Leased            Corporate
Corporate headquarters (subleased)       Ann Arbor, MI               5,200            Leased            Corporate
Manufacturing and administrative         East Tawas, MI            100,000            Owned             Trim Products
Manufacturing and administrative         Beavercreek, OH           105,000            Owned             Trim Products
Manufacturing                            Harrisburg, PA            100,000            Owned             Replacement Parts
Distribution and administrative          Harrisburg, PA            150,000            Leased            Replacement Parts
Distribution and administrative          Edmonton, Canada            5,000            Leased            Replacement Parts

The Company's buildings, machinery and equipment are in adequate operating condition, and are suitable and adequate for current production requirements. The Company's prior Corporate Headquarters in Ann Arbor, Michigan was subleased to an unrelated third party during April 2000.

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

On February 8, 1999, JPEC filed an assignment in bankruptcy pursuant to the Bankruptcy and Insolvency Act of Canada in the Ontario Court (General Division) Commercial List. JPEC sold all of its assets under court order on February 8, 1999 and, as such, was dissolved by the court.

On December 8, 1999, and May 12, 2000, the Bankruptcy Court entered Final Decrees discharging Starboard and PTI, respectively, from bankruptcy proceedings.

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

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

Through August 5, 1998, the Company's Common Stock traded on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol "JPEI." From that date forward the Company's Common Stock continues to trade on the OTC Bulletin Board. The following table indicates the high and low sale prices for the Company's Common Stock as reported on the OTC Bulletin Board for the last two years. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                               MARKET PRICE
                                                               ------------------------------------------
        QUARTER                                                         1999                   2000
        -------                                                         ----                   ----
                                                                 HIGH         LOW         HIGH        LOW
                                                                 ----         ---         ----        ---
        First                                                   $0.81        $0.26       $0.78      $0.06
        Second                                                   1.07         0.30        0.53       0.13
        Third                                                    0.84         0.06        0.84       0.13
        Fourth                                                   0.28         0.03        0.17       0.03


On March 15, 2001, there were approximately 120 holders of record of the Company's Common Stock.

The Company has never declared or paid any dividends on shares of Common Stock or First Series Preferred Shares and, as required by its credit facility and has no intention of declaring or paying any dividends on shares of Common Stock or First Series Preferred Shares in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business.

ITEM 6.

SELECTED FINANCIAL DATA (in thousands, except per share data)

The selected financial data presented below, as of and for the periods ended December 31, 1996, 1997, 1998, May 27, 1999 and December 31, 1999 and 2000, are
derived from the Company's audited financial statements, and should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere in this Report on Form 10-K (the "Company's Financial Statements"). The selected financial data set forth below should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report on Form 10-K.

                                                                  PREDECESSOR COMPANY                         SUCCESSOR COMPANY
                                                  ---------------------------------------------------    --------------------------
                                                                                           JANUARY 1,
                                                                                             1999,         MAY 28,
                                                                                           THROUGH         1999
                                                        YEARS ENDED DECEMBER 31,            MAY 27,       THROUGH       YEAR ENDED
                                                  ------------------------------------       1999        DECEMBER 31,   DECEMBER 31,
                                                  1996             1997           1998     RESTATED         1999           2000
                                                  ----             ----           ----     --------         ----           ----
Income statement data:
Net Sales                                        $ 167,648     $ 247,539     $ 171,780     $  24,044     $  88,081     $ 138,709
Cost of goods sold                                 134,859       211,120       151,802        17,716        73,448       121,278
                                                 ---------     ---------     ---------     ---------     ---------     ---------
         Gross profit                               32,789        36,419        19,978         6,328        14,633        17,431

Selling, general and administrative expenses        22,250        26,983        25,583         5,538        12,137        20,236
Other expense (income)                                  --           618         1,886           682          (235)        1,009

Charge for subsidiaries under court ordered
     protection                                         --            --        28,490            --            --            --

Discontinuance of stamping operations                   --         2,164            --            --            --            --

Loss on sale of subsidiary                              --            --         5,190            --            --            --

Affiliate companies' (income) loss                      --            --         1,713        (8,680)           --            --

Interest expense, net                                7,225        10,464        13,085         2,859         2,766         4,646
                                                 ---------     ---------     ---------     ---------     ---------     ---------
     Income (loss) from continuing operations
         before income taxes and
         extraordinary item                          3,314        (3,810)      (55,969)        5,929           (35)       (8,460)

Income tax expense (benefit)                           203          (194)       (1,035)          104            75         1,125
                                                 ---------     ---------     ---------     ---------     ---------     ---------

Income (loss) from continuing operations
     before extraordinary item                       3,111        (3,616)      (54,934)        5,825          (110)       (9,585)
Discontinued operations:
     Income (loss) from operations of IAF             (400)        1,473         1,364           214            --            --
     Charge for impairment of goodwill              (4,300)           --            --            --            --            --
     Loss on sale of stock of IAF                       --            --            --        (2,321)           --            --
Extraordinary Item:
     Forgiveness of debt and liabilities                --            --            --        18,272            --            --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Net income (loss)                                   (1,589)       (2,143)      (53,570)       21,990          (110)       (9,585)

Item 6.       SELECTED FINANCIAL DATA (in thousands, except per share data)




                                                       PREDECESSOR COMPANY                               SUCCESSOR COMPANY
                                             -----------------------------------------------------    -------------------------
                                                                                         JANUARY 1,
                                                                                            1999           MAY 28,
                                                                                          THROUGH           1999            YEAR
                                                       YEARS ENDED DECEMBER 31,            MAY 27,         THROUGH         ENDED
                                               -------------------------------------        1999           DECEMBER      DECEMBER
                                                  1996           1997          1998      RESTATED         31, 1999      31, 2000
                                               ---------      ----------    --------     --------         --------      --------

Other comprehensive expense:
     Foreign currently translation
     adjustment                                       --          (271)          (65)           --           --             --
                                               ---------     ---------     ---------     ---------    ---------     ----------

Comprehensive income (loss)                    $  (1,589)    $  (2,414)    $ (53,635)    $  21,990    $    (110)    $   (9,585)
                                               =========     =========     =========     =========    =========     ==========
Basic earnings (loss) per share from
     continuing operations before
     extraordinary item:
         Common Shares                         $     .68     $    (.79)    $  (11.94)    $    1.27    $      --     $    (0.08)
         First Series Preferred Shares                --            --            --            --        (0.05)         (4.23)
Earnings (loss) per share from
     continuing operations before
     extraordinary item assuming
     dilution:

         Common Shares                         $     .68     $    (.79)    $  (11.94)    $    1.25    $      --     $    (0.08)
         First Series Preferred Shares                --            --            --            --        (0.05)         (4.23)
Basic earnings (loss) per share:

         Common Shares                         $    (.35)    $    (.47)    $  (11.64)    $    4.78    $      --     $    (0.08)
         First Series Preferred Shares                --            --            --            --        (0.05)         (4.23)
Earnings (loss) per share assuming dilution
         Common Shares                         $    (.35)    $    (.47)    $  (11.64)    $    4.73    $      --     $    (0.08)
         First Series Preferred Shares                --            --            --            --        (0.05)         (4.23)

Balance sheet data at end of period:

     Working capital (deficit)                 $  42,138     $ (59,181)(1) $(62,815)(1)  $ (50,712)(1) $(12,805)(1)  $  24,500
     Total assets                                174,725       193,215        76,974        79,498       78,905         69,890
     Long-term debt (excluding current
     maturities)                                 110,001         9,272(1)         50            46          246         43,952

     Total liabilities                           138,947       159,721        97,115        77,084       59,753         60,143

     Total shareholders' equity (deficit)         35,778        33,494       (20,141)        2,416       19,152          9,747

1. Working capital and long-term debt reflect the classification of the Company's outstanding debt as current in the amounts of $103,875, $84,492, $66,261 and $45,774 at December 31, 1997, December 31, 1998, May 27, 1999
     and December 31, 1999 respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources."

2. Effective in 1998, and through the date of the Investment Transaction (as defined below), May 27, 1999, the Company has used the equity method of accounting for certain subsidiaries from the dates of their respective bankruptcy filings. As such, their assets and liabilities are netted in the balance sheet caption "Investment in Affiliate Companies" which totaled $14,661 at December 31, 1998, and $37,561 as of May 27, 1999, the date of the Investment Transaction. The results of operations during the bankruptcy period are shown in the caption, affiliate companies (income) loss.

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

RECENT INFORMATION

See discussion under "General and Recent Information" under "Item 1 - Business" of this Form 10-K.

RESULTS OF OPERATIONS

Managements' discussion and analysis of the results of operations for the year ended December 31, 2000 compared to the year ended December 31, 1999 and for the year ended December 31, 1999 compared to the year ended December 31, 1998 has been structured to compare the results of operations related only to the operating locations that remain part of ASCET INC at December 31, 2000. To facilitate this discussion, the information shown below makes the following adjustments to the Company's income (loss) from continuing operations before income taxes and extraordinary item: (1) the sale of Allparts, Inc. in October 1998, (2) the sale of JPE Canada Inc. in February 1999, and (3) the consolidation of entities that were previously accounted for under the equity method (Plastic Trim, Inc. and Starboard Industries, Inc., from September 16, 1998 through May 27, 1999).

               RESULTS OF OPERATIONS FOR ASCET OPERATING LOCATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                              SUCCESSOR                        CONSOLIDATION OF
                                         PREDECESSOR         COMPANY AS                            ENTITIES
                                           COMPANY           REPORTED ON                          PREVIOUSLY
                                       AS REPORTED ON          FACE OF                            CARRIED ON            ASCET
                                      FACE OF FINANCIAL       FINANCIAL          DIVESTED           EQUITY             OPERATING
                                          STATEMENT           STATEMENT        OPERATIONS (2)      METHOD (3)         LOCATIONS
                                          ---------           ---------        --------------      ----------         ---------
Net Sales                                $    24,044      $    88,081           $         --      $     44,781       $   156,906
Cost of goods sold                            17,716           73,448                     --            38,001           129,165
                                         -----------      -----------           ------------      ------------       -----------
Gross profit                                   6,328           14,633                     --             6,780            27,741
Selling, general and administrative
     expenses                                  5,538           12,137                                    3,163            20,838
Other expense (income)                           682            (235)                     --               804             1,251
Affiliate companies' (income) loss           (8,680)               --                  2,620             6,060                --
Interest expense, net                          2,859            2,766                     --               546             6,171
                                         -----------      -----------           ------------      ------------       -----------
Income (loss) from continuing
     operations before income taxes
     and extraordinary item              $     5,929      $       (35)          $     (2,620)     $     (3,793)      $      (519)
                                         ===========      ===========           ============      ============       ===========

               RESULTS OF OPERATIONS FOR ASCET OPERATING LOCATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                        PREDECESSOR
                                           COMPANY                                CONSOLIDATION OF
                                       AS REPORTED ON                            ENTITIES PREVIOUSLY        ASCET
                                      FACE OF FINANCIAL         DIVESTED          CARRIED ON EQUITY       OPERATING
                                          STATEMENT        OPERATIONS (1) &(2)      METHOD (3)            LOCATIONS
                                          ---------        -------------------      ----------            ---------
Net sales                                 $ 171,780           $(42,168)              $29,080              $ 158,692
Cost of goods sold                          151,802            (41,453)               26,165                136,51
                                           --------        ------------           ----------              ---------
Gross profit                                 19,978               (715)                2,915                 22,178
Selling, general and
     administrative expenses                 25,583             (4,536)                2,264                 23,311
Other expense (income)                        1,886             (1,040)                  723                  1,569
Affiliate companies' (income)
     loss                                     1,713             (1,173)                (540)                     --
Charges for subsidiaries under
     court ordered protection                28,490                726                   --                 29,216
Loss on sales of subsidiary                   5,190             (5,190)                   --                     --
Interest expense, net                        13,085             (1,522)                  400                 11,963
                                          ---------            -------               -------              ---------
Income (loss) from continuing
     operations before income
     taxes and extraordinary item          $(55,969)         $  12,020               $    68              $(43,881)
                                           ========          =========               =======              ========

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net sales for business segments comprising ASCET operating locations for the years ended December 31, 2000 and 1999 were as follows (in thousands):

                                2000              1999          $ Change              % Change
                                ----              ----          --------              --------
Trim Products                $ 87,912          $101,086         $(13,174)             (13.0)%
Replacements Parts             50,797            55,820           (5,023)              (9.0)
                             --------          --------         --------             --------
Total                        $138,709          $156,906         $(18,197)             (11.6)%

The decrease in Trim Products sales of $13,174 thousand or 13% is the result of a revenue decrease related to the completion of product programs for which the company has not been awarded replacement business. The sales decrease in the Replacement Parts segment of $5,023 thousand or 9% is attributable to selling price reductions required to meet competitive market pricing, and general market conditions in the overall heavy duty aftermarket industry.

Gross profit for business segments comprising ASCET operating locations for the years ended December 31, 2000 and 1999 was as follows (in thousands):

                                    2000          % Net Sales       1999        % Net Sales
                                    ----          -----------       ----        -----------
Trim Products                     $ 5,146             5.9%        $13,359           13.2%
Replacements Parts                 12,285            24.2          14,382           25.8
                                  -------          ------         -------         ------
Total                             $17,431            12.6%        $27,741           17.7%

Trim Products 2000 gross profit decline over 1999 results was attributable to higher scrap rates, increased freight costs, third party quality inspection costs and lower labor efficiencies at the Company's Beavercreek, Ohio location. Management is continuing to address these issues by implementing manufacturing process improvements, lean manufacturing concepts, staff restructuring and intensive quality control measures.

  The 2000 gross profit decline over 1999 results for the Replacement Parts Segment is attributable to discounts offered to customers to maintain market share in a declining industry.

Selling, general and administrative expenses (SGA) for business segments comprising ASCET operating locations were as follows (in thousands):

                                           2000           % Net Sales      1999         % Net Sales
                                           ----           -----------      ----         -----------
Trim Products                            $ 5,269             6.0%        $ 6,354            6.3%
Replacements Parts                         9,627            19.0          10,976           19.7
Corporate                                  5,340             3.8           3,508            2.2
                                         -------            ----         -------          ------
Total                                    $20,236            14.6%        $20,838           13.3%

SGA expense for the Trim Products Segment for 2000 was $5,269 thousand or 6% of sales and $6,354 thousand or 6.3% of sales for 1999. The lower percentage for 2000 is primarily attributable to the elimination of the sales commission to MB Associates of $1,157 thousand as a result of the sale of certain of its assets and liabilities to the Company on July 1, 2000. Without this change, SGA expense for the Trim Products Segment would have been $6,426 thousand or 7.3% of sales for the year ended December 31, 2000. The increase in SG&A expense for 2000 reflects severance costs and additional salaried personnel at the Company's Beavercreek location.

SGA expenses for the Replacement Parts Segment for 2000 was $9,627 thousand or 19% of sales, compared to $10,976 thousand or 19.7% of sales for 1999. In the Replacement Parts Segment, management has reduced its SGA costs to keep pace with the reduction in sales revenue due to the industry decline.

Corporate administrative costs increased $1,832 thousand or 52.2% over 1999 levels. This increase in corporate administrative costs reflect program management fees and product development costs related to the Company's Trim Products segment together with the addition of certain management positions during 2000, as well as salaries and administrative costs resulting from the purchase of certain assets and liabilities of MB Associates on July 1, 2000.

Other expense for 2000 of $1,009 or .7% of sales relates primarily to the Company's write-off of obsolete equipment at the Beavercreek facility. This compares with 1999 other expense of $1,251 thousand or .8% of sales, which reflect costs associated with the bankruptcy filings and fees to legal, professional and financial advisors.

Interest expense related to ASCET operating locations for the year ended December 31, 2000, was $4,646 thousand compared to $6,171 thousand for 1999. This lower level of interest expense is primarily attributable to lower outstanding debt in 2000.

Income tax expense for 2000 and 1999 was $1,125 thousand and $179 thousand, respectively. Income tax expense for 2000 is attributable to the Company's inability to deduct amortization of goodwill associated with the Investment Transaction as well as an increase in the Company's valuation reserve of $1 million to eliminate deferred taxes recorded at May 27, 1999, in connection with the Investment Transaction. Income tax expense for 1999 relates primarily to state income taxes applicable to the Company's profitable locations and the Company's inability to deduct certain bankruptcy costs for U.S. Federal tax purposes.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net sales for business segments comprising of ASCET operating locations for the years ended December 31, 1999 and 1998 were as follows (in thousands):

                                       1999            1998             $ Change        % Change
                                       ----            ----             --------        --------
Trim Products                       $101,086        $ 87,962            $  13,124          14.9%
Replacement Parts                     55,820          70,730              (14,910)        (21.1)
                                    --------        --------            ---------        ------
Total                               $156,906        $158,692            $  (1,786)         (1.1)%

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

Gross profit for business segments comprised of ASCET operating locations for the years ended December 31, 1999 and 1998 was as follows (in thousands):

                                        1999         % Net Sales       1998      % Net Sales
                                        ----         -----------       ----      -----------
Trim Products                         $13,359          13.2%         $ 5,133        5.8%
Replacement Parts                      14,382          25.8           17,045       24.1
                                      -------         -----          -------       ----
Total                                 $27,741          17.7%         $22,178       14.0%

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

Selling, general and administrative expenses (SG&A) for business segments comprised of ASCET operating locations for the years ended December 31, 1999 and 1998 were as follows (in thousands):

                                        1999       % Net Sales         1998        % Net Sales
                                        ----       -----------         ----        -----------
Trim Products                         $ 6,354          6.3%          $ 7,249           8.2%
Replacement Parts                      10,976         19.7            12,821          18.1
Corporate                               3,508          2.2             3,241           2.0
                                      -------         ----           -------          ----
Total                                 $20,838         13.3%          $23,311          14.7%

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

LIQUIDITY AND CAPITAL RESOURCES

Since May 27, 1999 and through February 7, 2001, the Company's principal source of liquidity was a $56.3 million demand loan from Comerica Bank which was available to fund daily working capital needs in excess of internally generated funds. On February 7, 2001, the Company entered into a new $33 million revolving credit facility with Comerica Bank (the "Comerica Facility") which matures February 1, 2003. Concurrent with the execution of this Comerica Facility, the Company received a $15 million subordinated demand loan from ASC Incorporated which repaid $15 million of the Company's $56.3 million demand loan from Comerica Bank.

In connection with the Comerica Facility, the Company has signed a promissory note in the amount of $33 million, providing for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. For 2001 and through March 31, 2002, the Company's margin on prime based loans and Eurodollar loans is 1/4% and 2-1/4%, respectively. Eurodollar borrowings for 1 month to 6 months are permitted at the option of the Company. Advances under the Comerica Facility are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9 million), plus an overformula amount of $10 million. The overformula amount is scheduled to amortize over a four year period beginning September 1, 2001, with the initial reduction of $1 million. All advances are fully secured by the Company's net assets.

Required covenants under the Comerica Facility include submission of monthly and annual financial statements and annual financial projections during a prescribed period. Quarterly financial covenants include an interest expense coverage ratio for 2001 to date performance commencing September 30, 2001, and a Funded Debt to EBITDA coverage ratio no greater than 5 to 1 as of December 31, 2001. Both covenants exclude the effect of the $15 million subordinated demand note from ASC Incorporated. In addition, the payment of dividends is prohibited by the terms of the Comerica Facility.

The Company's $15 million subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the Note through at least January 1, 2002. Further, the Comerica Facilities prohibits any payments to ASC Incorporated at non arm's length amounts, without prior consent

Borrowings at December 31, 2000, under the Company's previous demand facility were $42.9 million, with unused borrowing capacity of $1.7 million. Although the Comerica Facility includes financial covenants, and a borrowing base advance restriction, it provides an increase to the Company's borrowing availability of up to $3 million. Together with internally generated cash flow, the Company believes it is adequate to provide working capital funding during the course of the year, except in the event of a sustained cyclical downturn in the automotive industry.

During 2000, the Company supplemented any funding inadequacies by advances from a $3 million subordinated demand note dated August 23, 1999 with ASC Incorporated. Advances up to $3 million were unsecured and subordinated to advances from Comerica Bank. Interest accrued at prime plus 1-1/2% and was payable quarterly. As of December 31, 2000, there were no advances made under this note.

On June 14, 2000, the Company's Board of Directors agreed to allow ASC Incorporated, an affiliate of ASC, to guarantee $5 million of indebtedness owed to Comerica Bank in return for a commitment fee, payable quarterly in arrears to ASC Incorporated, of 3% per anum. The agreement became effective June 1, 2000. As of December 31, 2000, $50 thousand was paid to ASC Incorporated and $38 thousand was accrued and payable to ASC Incorporated under the terms of this agreement.

On January 24, 2001, an additional Subordinated Demand Revolving Credit Note for $1.5 million was executed with ASC Incorporated to satisfy the Company's need for additional funds during January 2001, just prior to the execution of the Comerica Facility. This additional $1.5 million Note carried identical terms to the Company's previous $3 million Subordinated Demand Note with ASC Incorporated. On February 7, 2001, concurrent with the execution of the Comerica Facility, the Company entered into a new $3 million Revolving Line of Credit Note with ASC Incorporated. This Note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated.

The Company has used the payment terms of the February 7, 2001 refinancing to classify its maturities of debt as of December 31, 2000.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company effective January 1, 2001. The Statement requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

At December 31, 2000, the Company had no derivative positions; therefore, the adoption of the Statement had no effect on earnings or the financial position of the Company at January 1, 2001.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company has experienced lower sales volumes during the last quarter of 2000 and throughout the first quarter of 2001, as a result of a general softening of the U.S. economy and pressures from the Company's largest customers for price concessions. The Company expects automotive industry conditions for 2001 to be consistent with this recent experience. Although most underlying fundamentals remain strong, the impact of the OEM vehicle manufacturers to rebalance inventories and the trend of retail sales and other uncertainties may adversely impact the Company's 2001 financial performance.

Furthermore, in the normal course of business the Company is subject to market exposures from changes in interest rates. The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. Prior to execution of the Comerica Facility, the Company's December 31, 2000 debt represents borrowings under several demand notes at the bank's prime rate plus 1/2% to 1% or Eurodollar rates plus 3% to 3-1/2%. The Company's new Comerica Facility reduces its borrowing costs for 2001 through March 31, 2002 to the bank's prime rate plus 1/4% or Eurodollar rates plus 2 -1/4%. As such, future borrowings under the Comerica Facility are sensitive to changes in interest rates. At December 31, 2000, the weighted average interest rate of the $42.9 million debt was 10.1% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $4,646 thousand for the year ending December 31, 2000. The potential increase in interest expense from a hypothetical 2% adverse change, assuming the December 31, 2000 debt was outstanding for the entire year, would be $858 thousand.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            JPE, INC. (d/b/a ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                       Page
                                                                                                       ----
Reports of Independent Auditors                                                                         21

Consolidated Balance Sheets as of December 31, 1999 and 2000                                            23

Consolidated Statements of Operations and Comprehensive Operations                                      24
     For the Years Ended December 31, 1998 and 2000 and the
     Periods January 1, 1999 through May 27, 1999 (PREDECESSOR COMPANY)
     and May 28, 1999 through December 31, 1999 (SUCCESSOR COMPANY)

Consolidated Statements of Shareholders' Equity (Deficit)                                               25
     For the Years Ended December 31, 1998 and 2000 and the
     Periods January 1, 1999 through May 27, 1999 (PREDECESSOR COMPANY)
     and May 28, 1999 through December 31, 1999 (SUCCESSOR COMPANY)

Consolidated Statements of Cash Flows                                                                   27
     For the Years Ended December 31, 1998 and 2000 and the
     Periods January 1, 1999 through May 27, 1999 (PREDECESSOR COMPANY)
     and May 28, 1999 through December 31, 1999 (SUCCESSOR COMPANY)

Notes to Consolidated Financial Statements                                                              28

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders of JPE, Inc.
(d/b/a ASCET INC and ASC Exterior Technologies)

We have audited the accompanying consolidated balance sheets of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies) as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive operations, shareholders' equity, and cash flows for the year ended December 31, 2000 and for the period from May 28, 1999 to December 31, 1999 and as to its predecessor (see Note 1) for the period from January 1, 1999 to May 27, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies) at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 and for the period from May 28, 1999 to December 31, 1999 and the consolidated results of its predecessor's operation and its predecessor's cash flows for the period from January 1, 1999 to May 27, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in the notes to the consolidated financial statements, effective May 27, 1999, an investment was made in the Company in exchange for a 95% voting and equity interest. The Company's assets, liabilities and capital structure have been adjusted to reflect estimated fair value as of May 28, 1999. As a result, the consolidated financial statements as of December 31, 2000 and 1999, and for the year ended December 31, 2000 and for the period May 28, 1999 to December 31, 1999 are not comparable to the Company's predecessor consolidated financial statements.

                                                         /s/ Ernst & Young LLP

Detroit, Michigan
February 27, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and
Shareholders of
JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies)

In our opinion, the accompanying consolidated statements of operations and comprehensive operations, of cash flows, and of changes in shareholders' equity for the year ended December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies) and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedule for the year ended December 31, 1998, listed in the index appearing in Item 14(a)(b) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies) for any period subsequent to December 31, 1998.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
April 1, 1999

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                           CONSOLIDATED BALANCE SHEETS
                                 at December 31,
                    (amounts in thousands, except share data)
                                 --------------
                                     ASSETS

                                                                                           1999                  2000
                                                                                           ----                  ----
Current assets:
     Cash and cash equivalents                                                           $    639              $    196
     Accounts receivable, net of allowance for doubtful accounts of $1,053
         and $984 at December 31, 1999 and 2000, respectively                              20,205                14,506
     Inventory                                                                             22,589                22,269
     Other current assets                                                                   1,396                 1,405
                                                                                         --------              --------
         Total current assets                                                              44,829                38,376

Property, plant and equipment, net                                                         26,797                23,582
Goodwill, net                                                                               3,902                 3,630
Deferred income taxes                                                                       2,778                 2,295
Other assets                                                                                  599                 2,007
                                                                                         --------              --------
         Total assets                                                                    $ 78,905              $ 69,890
                                                                                         ========              ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Demand loan                                                                         $ 45,774              $     --
     Current portion of long-term debt                                                        103                   611
     Accounts payable                                                                       8,306                 8,722
     Accrued liabilities                                                                    3,411                 4,319
     Income taxes                                                                              40                   224
                                                                                         --------              --------
         Total current liabilities                                                         57,634                13,876

Deferred income taxes                                                                       1,778                 2,295
Other liabilities                                                                              95                    20
Long-term debt, non-current                                                                   246                43,952
                                                                                         --------              --------
         Total liabilities                                                                 59,753                60,143
                                                                                         --------              --------

Shareholders' equity (deficit):
     Warrants                                                                                 293                   293
     First Series Preferred Shares, no par value, 50 votes per share,
         3,000,000 authorized, 1,973,002 and 1,993,694 shares issued and
         outstanding at December 31, 1999 and 2000, respectively.                          16,590                16,770
     Common stock, no par value, one vote per share, 15,000,000 authorized,
         14,043,600 shares issued and outstanding at December 31, 1999 and
         2000, respectively                                                                 2,379                 2,379
     Accumulated deficit                                                                    (110)                (9,695)
                                                                                         --------              --------
         Total shareholders' equity                                                        19,152                 9,747
                                                                                         --------              --------
         Total liabilities and shareholders' equity                                      $ 78,905              $ 69,890
                                                                                         ========              ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                              For the periods ended
                    (amounts in thousands, except share data)
                                 --------------


                                                              PREDECESSOR COMPANY                  SUCCESSOR COMPANY
                                                        -------------------------------     ------------------------------
                                                        FOR THE YEAR         JANUARY 1,      MAY 28, 1999      FOR THE YEAR
                                                           ENDED                1999            THROUGH           ENDED
                                                        DECEMBER 31,           THROUGH       DECEMBER 31,      DECEMBER 31,
                                                            1998             MAY 27, 1999         1999              2000
                                                            ----             ------------         ----              ----
Net sales                                               $ 171,780              $ 24,044         $88,081          $138,709
Cost of goods sold                                        151,802                17,716          73,448           121,278
                                                        ---------              --------         -------           -------
     Gross profit                                          19,978                 6,328          14,633            17,431
Selling, general and administrative expenses               25,583                 5,538          12,137            20,236
Charge for subsidiaries under court ordered
     protection                                            28,490                    --              --                --
Loss on sale of subsidiary                                  5,190                    --              --                --
Other expense (income)                                      1,886                   682           (235)             1,009
Affiliate companies' (income) loss                          1,713               (8,680)              --                --
Interest expense, net                                      13,085                 2,859           2,766             4,646
                                                        ---------              --------         -------           -------
Income (loss) from continuing operations before
     income taxes and extraordinary item                 (55,969)                 5,929            (35)           (8,460)
Income tax expense (benefit)                              (1,035)                   104              75             1,125
                                                          -------                ------          ------           -------
Income (loss) from continuing operations before
     extraordinary item                                  (54,934)                 5,825           (110)           (9,585)
Discontinued operations:
     Income from operations of IAF                          1,364                   214              --                --
     Loss on sale of stock of IAF                              --               (2,321)              --                --
Extraordinary Item:                                                                                                    --
     Forgiveness of debt and liabilities                       --                18,272              --                --
                                                          -------                ------          ------           -------
Net income (loss)                                        (53,570)                21,990           (110)           (9,585)
Other comprehensive expense
     Foreign currency translation adjustment                 (65)                    --              --                --
                                                          -------                ------          ------           -------
Comprehensive income (loss)                             $(53,635)              $ 21,990         $ (110)          $(9,585)
                                                          -------                ------          ------           -------
Basic earnings (loss) per share from continuing
     operations before extraordinary item:
         Common Shares                                  $ (11.94)              $   1.27         $    --          $ (0.08)
         First Series Preferred Shares                         --                    --          (0.05)            (4.23)
Earnings (loss) per share from continuing
     operations before extraordinary item
     assuming dilution:
         Common Shares                                  $ (11.94)              $   1.25         $    --          $ (0.08)
         First Series Preferred Shares                         --                    --          (0.05)            (4.23)
Basic earnings (loss) per share:

         Common Shares                                  $ (11.64)              $   4.78         $    --          $ (0.08)
     First Series Preferred Shares                             --                    --          (0.05)            (4.23)
Earnings (loss) per shares assuming dilution:

     Common Shares                                      $ (11.64)              $   4.73         $    --          $ (0.08)
     First Series Preferred Shares                             --                    --          (0.05)            (4.23)

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                              For the periods ended
                    (amounts in thousands, except share data)
                                 --------------


                                                                                PREDECESSOR COMPANY
                                                                       FOR THE YEAR ENDED DECEMBER 31, 1998
                                                -------------------------------------------------------------------------------
                                                      COMMON STOCK
                                                -----------------------      ACCUMULATED OTHER
                                                OUTSTANDING                   COMPREHENSIVE        ACCUMULATED
                                                  SHARES         AMOUNT            LOSS          EARNINGS (DEFICIT)      TOTAL
                                                  ------         ------            ----          ------------------      -----
Balances, January 1, 1998                         4,602,180      $28,051          $(271)            $   5,714          $  33,494
     Foreign currency translation adjustment                                        (65)                                     (65)
     Net loss                                                                                         (53,570)           (53,570)
                                                  ---------      -------          -----             ---------          ---------
Balances, December 31, 1998                       4,602,180      $28,051          $(336)            $ (47,856)         $ (20,141)
                                                  =========      =======          =====             =========          =========


                                                                       PREDECESSOR COMPANY
                                                           FOR THE PERIOD JANUARY 1, 1999 THROUGH MAY 27, 1999
                                         ----------------------------------------------------------------------------------
                                                                                          NET INCOME
                                          BALANCE AT       FOREIGN         ISSUANCE      FOR THE PERIOD        BALANCES AT
                                          JANUARY 1,       CURRENCY         TO THE        JANUARY 1 TO           MAY 27,
                                             1999        TRANSLATION      BANK GROUP      MAY 27, 1999            1999
                                             ----        -----------      ----------      ------------            ----
Common Stock:
Shares Outstanding                         4,602,180                                                           4,602,180
Amount                                    $   28,051                                                          $   28,051

First Series Preferred Shares:
Shares Outstanding                                --                        20,650                                20,650
Amount                                            --                       $   177                            $      177

Warrants:
Warrants Outstanding                              --                        77,438                                77,438
Amount                                                        --           $    54                            $       54

Accumulated Other Comprehensive Loss      $    (336)        $336                                                      --

Accumulated (Deficit)                     $ (47,856)        $              $              $21,990             $ (25,866)
                                          ---------         ----           -------        -------             ---------

Total Shareholders' Equity                $ (20,141)        $336           $   231        $21,990             $    2,416
                                          =========         ====           =======        =======             ==========

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              For the periods ended
                    (amounts in thousands, except share data)
                                 --------------


                                                                       SUCCESSOR COMPANY
                                                     FOR THE PERIOD MAY 28, 1999 THROUGH DECEMBER 31, 1999
                                       ------------------------------------------------------------------------------------
                                                                                             NET LOSS
                                       BALANCE AT         INVESTMENT      SHAREHOLDERS     FOR THE PERIOD       BALANCE AT
                                         MAY 28,             NEW             BASIS            MAY 28 TO         DECEMBER 31,
                                          1999           SHAREHOLDERS        CHANGE       DECEMBER 31, 1999         1999
                                          ----           ------------        ------       -----------------         ----
Common Stock:
Shares Outstanding                      4,602,180           9,441,420                                           14,043,600
Amount                                 $   28,051          $    2,287      $ (27,959)                          $     2,379

First Series Preferred Shares:
Shares Outstanding                         20,650           1,952,352                                            1,973,002
Amount                                 $      177          $   16,413                                          $    16,590

Warrants:
Warrants Outstanding                       77,438                            345,163                               422,601
Amount                                 $       54                          $     239                           $       293

Accumulated (Deficit)                  $ (25,866)                          $  25,866             $ (110)       $      (110)
                                       ---------           ---------       ---------             ------        -----------
Total Shareholders' Equity             $   2,416           $  18,700       $  (1,854)            $ (110)       $    19,152
                                       =========           =========       =========             ======        ===========


                                                                           SUCCESSOR COMPANY
                                                                  FOR THE YEAR ENDED DECEMBER 31, 2000
                                       ------------------------------------------------------------------------------------------
                                                                                                  NET LOSS
                                         BALANCE AT          INVESTMENT      SHAREHOLDERS       FOR THE PERIOD        BALANCE AT
                                         JANUARY 1,             NEW              BASIS       ENDED DECEMBER 31,      DECEMBER 31,
                                            2000            SHAREHOLDERS        CHANGE               2000                2000
                                            ----            ------------        ------               ----                ----
Common Stock:
Shares Outstanding                      14,043,600                                                                14,043,600
Amount                                 $     2,379                                                               $     2,379

First Series Preferred Shares:
Shares Outstanding                       1,973,002             20,692                                              1,993,694
Amount                                 $    16,590            $   180                                            $    16,770

Warrants:
Warrants Outstanding                       422,601                                                                   422,601
Amount                                 $       293                                                               $       293

Accumulated (Deficit)                  $      (110)                                                $ (9,585)     $    (9,695)
                                       -----------            -------             ---              --------      -----------
Total Shareholders' Equity             $    19,152            $   180             $ 0              $ (9,585)     $     9,747
                                       ===========            =======             ===              ========      ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the periods ended
                             (amounts in thousands)
                                  ------------

                                                                     PREDECESSOR COMPANY               SUCCESSOR COMPANY
                                                                 ----------------------------    -----------------------------
                                                                 FOR THE YEAR                     MAY 28, 1999       FOR THE
                                                                    ENDED         JANUARY 1,        THROUGH         YEAR ENDED
                                                                  DECEMBER 31,   1999 THROUGH      DECEMBER 31,    DECEMBER 31,
                                                                     1998        MAY 27, 1999         1999             2000
                                                                     ----        ------------         ----             ----
Cash flows from operating activities:
     Net income (loss)                                             $(53,570)       $ 21,990        $   (110)       $ (9,585)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used for) operating activities:
     Extraordinary items, forgiveness of debt and liabilities            --         (18,272)             --              --
        Depreciation and amortization                                 8,669           1,250           2,045           3,514
        Loss on sale of subsidiary                                    5,190           2,549              --              --
        Write-down of subsidiaries' assets                           31,855              --              --           1,009
        Affiliate companies' (income) loss                            1,713          (8,680)             --              --
        Other                                                            --              98              --             (16)
        Changes in operating assets and liabilities:
           Accounts receivable                                        8,020          (2,204)          1,283           5,699
           Inventory                                                  3,586             657          (1,675)            320
           Other current assets                                       1,072             422           1,420              (9)
           Accounts payable                                          (5,254)          2,065          (1,425)            416
           Accrued liabilities and income taxes                       1,095            (570)           (805)          1,017
           Deferred income taxes                                     (3,487)              2            (101)          1,000
                                                                   --------        --------        --------        --------
           Net cash provided by (used for) operating
            activities                                               (1,111)           (693)            632           3,365
                                                                   --------        --------        --------        --------

Cash flows from investing activities:
     Purchase of property and equipment                              (3,071)           (238)         (1,569)         (1,392)
     Purchase of MB Associates                                           --              --              --              (1)
     Other                                                               --              --             (50)              8
     Cash proceeds from sale of property and equipment                   --              --              --             600
     Cash proceeds from sale of subsidiary                            9,891          20,000              --              --
     Cash received from (loaned to) equity investees                 11,037         (13,980)             --              --
                                                                   --------        --------        --------        --------
           Net cash provided by (used for) investing
             activities                                              17,857           5,782          (1,619)           (785)
                                                                   --------        --------        --------        --------

Cash flows from financing activities:
     Net borrowings (repayments) of debt                                 --              --          45,774          (2,900)
     Repayments of other debt                                          (427)             (6)             --            (123)
     Net borrowings (repayments) under revolving loan               (19,389)         (1,742)        (66,257)             --
     Net borrowings under Canadian credit facility                    3,983              --              --              --
     Borrowings (repayments) under capital lease                       (195)             --             (73)             --
     Issuance of First Series Preferred Shares                           --               1          16,413              --
     Issuance of Common Stock                                            --              --           2,033              --
                                                                   --------        --------        --------        --------
           Net cash provided by (used for) financing
            activities                                              (16,028)         (1,747)         (2,110)         (3,023)
                                                                   --------        --------        --------        --------
     Effect of currency translation on cash                            (353)             --              --              --
                                                                   --------        --------        --------        --------
Cash and cash equivalents:
     Net increase (decrease) in cash                                    365           3,342          (3,097)           (443)
     Cash, beginning of period                                           29             394           3,736             639
                                                                   --------        --------        --------        --------
     Cash, end of period                                           $    394        $  3,736        $    639        $    196
                                                                   ========        ========        ========        ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         FINANCIAL STATEMENT PRESENTATION - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RESTRUCTURING OF JPE, INC. - On May 27, 1999 in accordance with the terms of an Investment Agreement (the "Investment Agreement") among JPE, Inc., ASC Holdings LLC ("ASC") and Kojaian Holdings LLC ("Kojaian") dated April 28, 1999 the Company issued 1,952,352.19 shares of First Series Preferred Shares on May 27, 1999 (the "Closing Date"), in equal proportions to ASC and Kojaian for an aggregate purchase price of $16,413 payable in cash. Each First Series Preferred Share possesses voting and equity rights equal to 50 common shares of the Company. In addition, the Investment Agreement provided that the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") were entitled to receive warrants to purchase First Series Preferred Shares (the "Warrants"). Each holder of common stock received .075 Warrants for each share of common stock held on the record date, and each full Warrant entitled the holder to purchase one First Series Preferred Share. The Warrants were distributed as a dividend to such shareholders. The Warrants carry an initial exercise price of $9.99 per First Series Preferred Share, subject to price adjustments based on the Final Actual EBITDA and the cost of certain environmental remediation for a 24 month period occurring after the date of the Investment Transaction, as defined below. The Warrants are exercisable for the 90 day period following the providing of notice by the Company to the holders thereof of the Final Actual EBITDA.

         In addition, on May 27, 1999 ASC and Kojaian (in equal proportions) subscribed and paid for 9,441,420 newly issued shares of common stock for an aggregate purchase price of $1,987 payable in cash. These newly issued shares of common stock were distributed to ASC and Kojaian on June 12, 1999.

         As a precondition to consummation of the above transaction, the Company's existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16.5 million forgiveness of the Company's existing bank debt, under the terms of the Company's Forbearance Agreement dated August 10, 1998, as amended. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 shares of Preferred Stock to the Bank Group on May 27, 1999 for $1 of consideration (see Note 15). In addition, the Company granted the existing bank lenders 77,437.937 Warrants (which Warrants contain the same terms and conditions as granted to the shareholders of common stock of the Company on the Record Date), except the exercise price for each First Series Preferred Share is approximately $8.16 per share.

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

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

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

         In connection with the closing of the Investment Transaction on May 27, 1999, the Company entered into a Consulting Services Agreement with ASC Holdings LLC which requires payment of $250 annually, payable monthly, for consulting services provided by ASC Holdings LLC with respect to various business, operating, management, and financial matters. In addition, the Company is required to pay ASC Holdings LLC an additional fee equal to 2% of the excess of the final EBITDA over the targeted EBITDA, (both defined in the Investment Agreement) for the 24 month period ending after the acquisition date.

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of JPE, Inc. (the "Company"), and its wholly-owned subsidiaries, Dayton Parts, Inc. ("Dayton Parts"), Allparts, Inc. ("Allparts"), SAC Corporation ("Starboard"), Industrial & Automotive Fasteners, Inc. ("IAF"), Plastic Trim, Inc. ("PTI") and JPE Canada Inc. ("JPEC"). The net assets of the Company's Allparts subsidiary were sold October 28, 1998, as more fully described in Note
         12. The stock of the Company's IAF subsidiary was sold March 26, 1999, as more fully described in Note 15. During the third quarter of 1998, three of the Company's subsidiaries were placed under court ordered protection. On September 15, 1998, PTI and Starboard filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern Division of Michigan. On August 27, 1998, the Ontario Court (General Division) Commercial List issued an order to appoint an Interim Receiver for JPEC pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. On February 8, 1999, the net assets of JPEC were sold, to the Ventra Group, as more fully described in Note 13. Under these conditions, generally accepted accounting principles do not allow the Company to consolidate these subsidiaries from the dates of their respective filings. The Company has utilized the equity method of accounting in preparing the financial statements for the period beginning September 16, 1998 and ending December 31, 1998 and for that portion of the 1999 year beginning January 1, 1999 and ending May 27, 1999, the date of the Investment Transaction. The remaining subsidiaries were included in the Company's Investment Transaction, as more fully described above. All significant intercompany accounts and transactions with the consolidated subsidiaries have been eliminated in the preparation of the consolidated financial statements.

         On July 1, 2000 the Company paid $1 plus other remuneration described below, to purchase certain assets and liabilities of MB Associates, Inc. ("MB"). MB was the exclusive sales representative for the Company's Trim Products Group. Prior to July 1, 2000, commission expenses were recorded by the Company's Trim Products Group as selling, general and administrative expenses. In connection with the purchase of MB, the Company entered into consulting and/or employment agreements with certain former owners and key members of MB's management team. Under the terms of these agreements, the Company paid an aggregate of

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

         $358 at closing and executed notes payable in the aggregate amount of $1,463. These notes require three payments of $488 due on June 30 of each of 2001, 2002 and 2003. In addition, the Company issued First Series Preferred Shares which shares are equal in value to $180 as a signing bonus for the individuals who became employees of the Company. The transaction was accounted for as a purchase.

         Due to the events described above and the Investment Transaction, which resulted in the Company's assets, liabilities, and new capital structure being adjusted to reflect estimated fair values as of May 28, 1999, the consolidated financial statements of the Successor Company are not comparable to the consolidated financial statements of the Predecessor Company.

         BUSINESS - JPE, Inc. (d/b/a ASCET INC and d/b/a ASC Exterior Technologies) is a manufacturer and distributor of automotive and truck components for the original equipment manufacturers and the replacement parts markets principally in North America. Total sales for the year ended December 31, 2000 were approximately 63.4% for trim products, and 36.6% for the replacement parts markets. The Company's fastener business, IAF was sold during 1999, and as such is accounted for as a discontinued operation.

         REVENUE RECOGNITION - The Company recognizes sales revenue upon passage of title which is generally upon shipment of products to customers.

         SHIPPING AND HANDLING COSTS - The Company classifies such costs as cost of sales.

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

         FOREIGN CURRENCY TRANSLATION - Transaction gains and losses arising from the settlement of foreign currency transactions and the increase or decrease in recorded functional currency amounts are charged to the related period's statement of operations. Included in other expense are foreign currency transaction losses of $91 in 1998. Translation adjustments arising from the translation of foreign subsidiary financial statements are recorded as a separate component of stockholders' equity and as other comprehensive income or loss.

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

         GOODWILL - Goodwill was recorded as of the date of the Investment Transaction to adjust to the fair value of the Company's assets and is amortized over a 15 year life. Accumulated amortization at December 31,

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

         1999 and 2000 was $158 and $673, respectively. The recoverability of goodwill is evaluated each year to include an assessment of conditions that would result in an impairment charge, which include loss of major customers, lower margin business, labor issues, and customer sourcing and cost cutting issues. The Company's method of assessing an impairment charge if any, would be based on an analysis of changes in market value, giving effect to undiscounted and discounted cash flows.

         EARNINGS PER SHARE - The issuance of the First Series Preferred Shares resulted in the Successor Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128-Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class of stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the Common Stock. For the period ended December 31, 1999 and 2000, shares outstanding for the computation of basic earnings per share were 14,043,600 common shares and weighted average shares outstanding for the First Series Preferred Shares were 1,973,002.305 and 1,983,433.04, respectively. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. The Common Stock options outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution. The warrants for the First Series Preferred Shares which would have had the effect of increasing the denominator in the earnings per share calculation by 39,672 shares, for the year ended December 31, 2000, were excluded because the effect is anti-dilutive.

         Earnings per share for the year ended December 31, 1998 was computed based on 4,602,180 shares outstanding and stock options had no effect on earnings per share assuming dilution. Earnings per share for the period January 1, 1999 through May 27, 1999 was computed based on 4,602,180 shares outstanding and 43,296 equivalent shares related to stock options having a dilutive effect

         STOCK BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to measure compensation costs using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include investments in highly liquid instruments with a maturity of three months or less.

2.       INVENTORY:

         Inventory, net of reserves, consisted of the following at December 31:

                                                                             1999                     2000
                                                                             ----                     ----
        Raw materials                                                 $      5,959              $     5,413
        Work in process and components                                       1,544                    1,698
        Finished goods                                                      13,292                   12,148
        Tooling                                                              1,794                    3,010
                                                                      ------------              -----------
                                                                      $     22,589              $    22,269
                                                                      ============              ===========

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

3.       INVESTMENT IN U.S. AFFILIATE COMPANIES:

         JPE's subsidiaries, PTI and Starboard were debtors-in-possession under Chapter 11 of the Federal Bankruptcy Code. Under these conditions, generally accepted accounting principles do not allow the Company to consolidate these subsidiaries from the date of filing their voluntary petitions with the Bankruptcy Court through the date of the Investment Transaction, May 27, 1999. On February 25, 1999, both subsidiaries filed a Plan of Reorganization and Disclosure Statement with the Court, which was confirmed by the Bankruptcy Court on April 16, 1999. As a result, these two subsidiaries emerged from Chapter 11 on that date, contingent upon the closing of the Investment Transaction on May 27, 1999. Note 1 describes details of the Investment Transaction.

         The results of operations for these subsidiaries since their filing date have been recorded on the equity method through the date of the Investment Transaction. Summarized statements of operations from September 16, 1998 to December 31, 1998 and January 1, 1999 to May 27, 1999 are as follows (amounts in thousands):

        September 16, 1998 to December 31, 1998:                       Starboard           PTI             Total
                                                                       ---------           ---             -----
        Net sales                                                     $     6,422     $    22,658       $   29,080
        Cost of sales                                                       5,241          20,924           26,165
                                                                      -----------     ----------        ---------
        Gross profit                                                        1,181           1,734            2,915
        Selling, general and administrative expense                           328           1,936            2,264
        Other reorganization expenses                                         337             386              723
                                                                      -----------     ----------        ---------
        Income (loss) before interest and taxes                               516           (588)             (72)
        Interest expense                                                       81             319              400
                                                                      -----------     ----------        ---------
        Income (loss) before taxes                                            435           (907)            (472)
        Income tax expense (benefit)                                           88            (20)               68
                                                                      -----------     ----------        ---------
        Net income (loss)                                             $       347     $     (887)       $    (540)
                                                                      ===========     ==========        =========

        January 1, 1999 to May 27, 1999:                               Starboard           PTI             Total
                                                                       ---------           ---             -----
        Net sales                                                     $    11,109     $    33,672       $   44,781
        Cost of sales                                                       8,409          29,592           38,001
                                                                      -----------     -----------       ----------
        Gross profit                                                        2,700           4,080            6,780
        Selling, general and administrative expense                           591           2,572            3,163
        Other reorganization expenses                                         180             624              804
                                                                      -----------     -----------       ----------
        Income (loss) before interest and taxes                             1,929             884            2,813
        Interest expense                                                      107             439              546
                                                                      -----------     -----------       ----------
        Income (loss) before extraordinary item                             1,822             445            2,267
        Extraordinary item forgiveness of debt and liability                  808           2,985            3,793
                                                                      -----------     -----------       ----------
        Net income                                                    $     2,630     $     3,430       $    6,060
                                                                      ===========     ===========       ==========

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


4.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consisted of the following at December
31:

                                                                                   1999                2000
                                                                                   ----                ----
        Land                                                                 $         803        $       706
        Buildings                                                                    5,980              5,496
        Machinery and equipment                                                     20,599             20,871
        Furniture and fixtures                                                       1,280              1,372
                                                                             -------------        -----------
                                                                                    28,662             28,445
        Less accumulated depreciation                                               (1,865)            (4,863)
                                                                             -------------        -----------
                                                                             $      26,797        $    23,582
                                                                             =============        ===========

5.       ACCRUED LIABILITIES:

         Accrued liabilities consisted of the following at December 31:

                                                                                  1999                2000
                                                                                  ----                ----
        Accrued compensation                                                 $       469          $      496
        Accrued interest                                                             329                 359
        Accrued employee benefits                                                  1,026               1,609
        Accrued taxes                                                                457               1,041
        Other                                                                      1,130                 814
                                                                             -----------          ----------
                                                                             $     3,411          $    4,319
                                                                             ===========          ==========

6.       DEBT:

         Debt consisted of the following at December 31, 1999 and 2000:

                                                                                  1999                2000
                                                                                  ----                ----
        Demand Loan-Comerica Bank                                            $     45,774         $        --
        Revolving Credit Facility-Comerica Bank                                        --              42,874
        Notes Payable-MB purchase                                                      --               1,464
        Capitalized lease obligations                                                 296                 193
        Other                                                                          53                  32
                                                                             ------------         -----------
                                                                             $     46,123         $    44,563
        Less:  Current portion                                                     45,877                 611
                                                                             ------------         -----------
                                                                             $        246         $    43,952
                                                                             ============         ===========

         Since May 27, 1999 and through February 7, 2001, the Company's source of funding was a $56.3 million demand loan from Comerica Bank. On February 7, 2001, the Company entered into a new $33 million revolving credit facility with Comerica Bank (the "Comerica Facility") which matures February 1, 2003. Concurrent with the execution of the Comerica Facility, the Company received a $15 million subordinated demand loan from ASC Incorporated which repaid $15 million of the Company's $56.3 million demand loan from Comerica Bank.

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

6.       DEBT, continued:

         The new Comerica Facility provides for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. Advances are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9 million), plus an overformula amount of $10 million. The overformula amount is scheduled to amortize over a four year period beginning September 1, 2001, with the initial reduction of $1 million. All advances are fully secured by the Company's net assets.

         Required covenants under the Comerica Facility include submission of monthly and annual financial statements and annual financial projections during a prescribed period. Quarterly financial covenants include an interest expense coverage ratio for 2001 to date performance commencing September 30, 2001, and a Funded Debt to EBITDA coverage ratio as of no greater than 5 to 1 as of December 31, 2001. Both covenants exclude the effect of the $15 million subordinated demand note from ASC Incorporated. In addition, the payment of dividends is prohibited by the terms of the Comerica Facility.

         The Company's $15 million subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the note through at least January 1, 2002. Further, the Comerica Facility prohibits any payments to ASC Incorporated without prior consent.

         In addition, notes payable of the Company includes $1,464 due to the former owner of MB Associates, executed in connection with the purchase of MB Associates on July 1, 2000 (see Note 1). These notes payables require three payments of $488 on June 30 of 2001, 2002 and 2003. The notes payables are non-interest bearing and are guaranteed by ASC Holdings LLC.

         The Company has used the payment terms of the new Comerica Facility to classify its debt maturities as of December 31, 2000.

         Maturities of debt for the years succeeding December 31, 2000 are $611 for 2001, $43,445 for 2002, $492 for 2003, $3 for 2004, $4 for 2005,
         and $8, thereafter.

         The Company's average effective borrowing rate was approximately 11% during 1998 and for the period ended May 27, 1999, 8.57% for the period ending December 31, 1999 and 10.1% for the year ended December 31, 2000. Both Comerica Bank facilities provide for a facility fee which is payable quarterly in arrears. Facility and amendment fees amounted to $33 for the period ending May 27, 1999, $421 for the period ending December 31, 1999, and $329 for the year ended December 31, 2000, and are included as interest expense in the financial statements.

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


7.       INCOME TAXES:

         Income tax expense (benefit) for the year ended December 31, 1998, for the periods January 1, 1999 through May 27, 1999 and May 28, 1999 through December 31, 1999, and for the year ended December 31, 2000 is as follows:

                                                                   JANUARY 1, 1999        MAY 28, 1999
                                                                       THROUGH               THROUGH
                                                     1998            MAY 27, 1999       DECEMBER 31, 1999        2000
                                                     ----            ------------       -----------------        ----
        Income (loss) before income tax:
             U.S.                                  $    (48,544)       $    22,254          $   (135)      $     (8,531)
             Foreign                                     (6,061)             (160)               100                 71
                                                   ------------        -----------          --------       ------------
                                                   $    (54,605)       $    22,094          $    (35)      $     (8,460)
                                                   ============        ===========          ========       ============
        Current income taxes:
             Federal                               $       (366)       $        --          $     10       $         --
             State                                           441                88                64                 90
             Foreign                                        (19)                16               (16)                35
                                                   ------------        -----------          --------       ------------
        Total current income taxes                            56               104                58                125
                                                   ------------        -----------          --------       ------------
        Deferred income taxes:
             Federal                                     (1,649)                --                --              1,000
             State                                         (283)                --                17                 --
             Foreign                                         841                --                --                 --
                                                   ------------        -----------          --------       ------------
        Total deferred income taxes                      (1,091)                --                17              1,000
                                                   ------------        -----------          --------       ------------
        Total income tax expense (benefit)         $     (1,035)       $       104          $     75       $      1,125
                                                   ============        ===========          ========       ============

         The provision for income taxes differs from the amount of income taxes determined by applying the statutory U. S. federal income tax rate to pretax income as a result of the following:

                                                                                             May 28, 1999
                                                           Year ended    January 1, 1999       through          Year ended
                                                          December 31        through         December 31,      December 31,
                                                              1998         May 27, 1999          1999              2000
                                                              ----         ------------          ----              ----
        Statutory U.S. federal tax rate                       (34%)            34%              (34%)              (34%)
        State taxes, net of federal tax benefit                  --             --                151                 .7
        Goodwill amortization and other permanent                --             --                153                3.2
        Nondeductible bankruptcy and other expenses              --             --                 85                 --
        Foreign tax rate in excess of below U.S.                 --             --              (143)                 .1
             federal tax rate                                    --             --                 --                 --
        Increase/(decrease) in valuation reserve                 32            (34)                --               43.3
        All other                                                --             --                  2                 --
                                                               ----           ----              -----              -----
             Effective tax rate                                 (2%)            --%               214%              13.3%
                                                               ====           ====              =====              =====

         Deferred income taxes reflect the estimated future tax effect of temporary differences between the amount of the assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. As of May 27, 1999, the date of the Investment

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)



7.       INCOME TAXES, continued:

         Transaction, the Company had approximately $23 million of taxable net operating loss carryovers. Of this amount, approximately $22 million was used to offset taxable income for the period January 1, 1999 through May 27, 1999, including income associated with the bank debt forgiveness and vendor liability settlements. The remaining taxable loss carryovers are subject to certain limitations as a result of the Investment Agreement and utilization is dependent on the Company's future profitability. As such, the Company recorded a valuation reserve related to the tax benefits associated with such losses. In addition, the Company sustained further net operating losses of $1.2 million for the period May 28, 1999 through December 31, 1999 and $9.1 million for the year ended December 31, 2000. Because of the magnitude of these additional losses, the Company believes it may be unable to utilize these loss carryovers against future earnings, and as such, has increased its valuation reserve by $1 million.

         Deferred tax assets of approximately $10.3 million have been reduced by $8 million valuation reserve, and deferred tax liabilities of $2.3 million have been recorded at December 31, 2000. If in subsequent periods, the valuation reserve related to the May 27, 1999 deferred tax assets can be reduced, the effect will be to reduce goodwill before any benefit is realized in the Consolidated Statement of Operations.

         At December 31, 1999 and 2000, deferred tax assets and liabilities are as follows:


         Deferred tax assets:                           1999              2000
                                                      -------          --------
              Goodwill                                $ 3,491          $  3,268
              Inventory                                   807             1,163
              Allowance for doubtful accounts             456               375
              Employee benefits                           179               251
              AMT tax credit                               78                78
              Net operating losses                      1,275             4,451
              All other                                    63               326
              Patents                                     420               390
                                                      -------          --------
         Total deferred tax assets                      6,769            10,302
                                                      -------          --------

         Deferred tax liabilities:
              Property and equipment                    1,301             2,170
              Prepaid pension                             125               125
                                                      -------          --------
         Total deferred tax liabilities                 1,426             2,295
                                                      -------          --------

         Net deferred tax assets                        5,343             8,007
         Valuation reserve                             (4,343)           (8,007)
                                                      -------          --------

         Net deferred tax assets                      $ 1,000          $   --
                                                      =======          ========

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


8.       WARRANTS TO ACQUIRE PREFERRED STOCK:

         The Investment Agreement provides that the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") were entitled to receive warrants (the "Warrants") entitling the holder with the right to purchase .075 First Series Preferred Shares of the Company for each share of common stock held on the Record Date. The Warrants carry an initial exercise price of $9.99 per First Series Preferred Share, subject to price adjustments based on the final actual EBITDA and the cost of certain environmental remediation for the 24 month period from the date of the Investment Transaction. The Warrants are exercisable for a 90 day period following the providing of notice by the Company to the holders thereof of the Final Actual EBITDA (as defined in the Investment Agreement). In addition, the Company granted the Company's former bank group 77,437.937 Warrants (which Warrants contain the same terms and conditions as granted to the shareholders of common stock of the Company except the exercise price per First Series Preferred Share is approximately $8.16).

         Based on the initial exercise price of the Warrants, the Company has assigned a fair value based on the difference between the exercise price and the present value of the exercise price for the 24 month period at a cost of capital discount rate. The fair value assigned was $239. If the exercise price of the Warrants is reduced by achieving an EBITDA amount in excess of target EBITDA of $34.3 million, then the difference in the exercise price will be treated as a contingency based on earnings in future periods and recorded as additional consideration. The additional consideration, if any, will be an increase to goodwill.


9.       STOCK OPTIONS AND WARRANTS:

         Prior to the date of the Investment Transaction, May 27, 1999, the Company granted certain officers, directors, key employees and consultants stock options under the 1993 Stock Incentive Plan for Key Employees of JPE, Inc. and the JPE, Inc. Director Stock Option Plan. The options granted under these plans gave the bearer the right to purchase stock at a fixed price, determined at the date of grant. On November 22, 2000, the Company's Board of Directors voted to terminate the JPE, Inc. Director Stock Option Plan.

         Under the JPE Stock Incentive Plan for Key Employees (the "Plan"), the total number of shares of common stock that may be granted is 500,000 shares, pursuant to an amendment ratified by the Company's Board of Directors on November 22, 2000. This amendment is subject to shareholder approval, which the Company fully expects will occur during 2001. The Company's Board of Directors also opted to terminate this plan no later than October 6, 2010. The Plan provides that shares granted come from the Company's authorized but unissued common stock and that the price of the options granted qualifying as incentive options will not be less than 100 percent of the higher of the fair market value of the shares on the date of the original grant or the fair market value of the shares on November 22, 2000. Substantially all options that have been granted under the Plan vest equally over a four year period and expire on various dates, typically ten years after the date of grant.

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


9.       STOCK OPTIONS AND WARRANTS, continued:

         Information regarding the Plan, and the JPE Director Stock Option Plan (prior to its termination on November 22, 2000) for 1998, 1999 and 2000 is as follows:

                                                             Weighted Average    Options       Weighted Average
                                                  Shares      Exercise Price    Exercisable    Exercise Price
                                                  ------      --------------    -----------    --------------
         Balance, January 1, 1998                416,750          $7.22           178,500           $7.25

         Options exercised                          --               --
         Options terminated and expired         (243,250)         $6.86
         Options granted                         359,000           1.59
                                                 -------
         Balance, December 31, 1998              532,500          $3.58           187,188           $6.86

         Options exercised                          --               --
         Options terminated and expired         (480,750)         $3.20
         Options granted                            --               --
                                                -------
         Balance, December 31, 1999               51,750          $7.25            41,126           $7.25

         Options exercised                          --              --
         Options terminated and expired             --              --
         Options granted                            --              --
                                                --------
         Balance, December 31, 2000               51,750          $7.25            48,313           $7.25

                                                                        1998             1999               2000
                                                                        ----             ----               ----
       Options available for grant at end of year                      200,108            680,858            448,250
       Option price range at end of year                           $0.30-$8.00        $6.63-$8.00        $6.63-$8.00
       Weighted average grant date fair value of options                 $0.66                 --                 --
       Weighted average remaining life                               8.5 years          6.3 years          5.3 years


         During 1994, in connection with the purchase of Starboard, the Company granted warrants to purchase 100,000 shares of common stock at $9.50 per share to the former owners and key employees of that subsidiary. The warrants were exercisable on the grant date and expire ten years from the date of grant.

         The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant date for awards in 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have changed to the pro forma amounts indicated below:

                                                                                                  May 28, 1999
                                                             Year Ended        January 1, 1999        through         Year Ended
                                                            December 31,       through May 27,     December 31,       December 31,
                                                                1998                 1999               1999              2000
                                                                ----                 ----               ----              ----
         Net income/(loss) - as reported                     $  (53,570)          $   21,990          $(110)          $   (9,585)
         Net income/(loss) - pro forma                       $  (53,336)          $   21,974          $(125)          $   (9,600)
         Income/(loss) per share assuming dilution:
              As reported                                    $   (11.64)          $     4.73          $--             $    (0.08)
              Pro forma                                      $   (11.59)          $     4.73          $--             $    (0.08)

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

9.       STOCK OPTIONS AND WARRANTS, continued:

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 0%; expected volatility of 56%; risk-free interest rate of 6.3%; and expected lives of 6 years.

         The pro forma disclosures may not be representative of the effects on reported net income and earnings per share because only stock options granted beginning in 1995 are reflected in the pro forma amounts. Other factors that may impact pro forma disclosures in future years include the vesting period of stock options, timing of additional grants and number of additional shares granted.

10.      EMPLOYEE BENEFIT PLANS:

         The Company has several different defined contribution plans consisting of a 40l(k) plan and profit sharing plans which cover substantially all U.S. based non-union employees. The Company's matching 401(k) and profit sharing contributions are discretionary and were suspended July 1, 1998. On June 25, 1999, the Company's matching 401(k) and profit sharing contributions were reinstated retroactive to January 1, 1999. The charge to operations for the year ended December 31, 1998 was $567, and charges to operations for the 1999 Predecessor and Successor periods were $213 and $518, respectively. The charge to operations for the year ended December 31, 2000 was $960.

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


                                                               FOR THE YEAR ENDED DECEMBER 31, 1998
                                                               ------------------------------------
                                                       PTI             Starboard          JPEC              Total
                                                       ---             ---------          ----              -----
         Goodwill                                      $13,222            $5,333             --             $18,555
         Fixed assets                                    8,000              --               --               8,000
         Accounts receivable                             1,156               350             --               1,506
         Inventory                                       1,759              --               --               1,759
         Patents                                          --                --             $1,300             1,300
         Loan guarantee                                   --                --                635               635
         Other assets                                     --                --                100               100
                                                       -------            ------           ------          --------

              Total                                    $24,137            $5,683           $2,035           $31,855
                                                       =======            ======           ======           =======

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)



11.      CHARGES FOR SUBSIDIARIES UNDER COURT ORDERED PROTECTION, continued:

         These charges have been reflected in the income statement for the year ended December 31, 1998 in the following captions:


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

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

13.      SALE OF JPE CANADA INC., continued:

         The following is a summary of JPEC's Statement of Operations for the periods August 28 to December 31, 1998 and January 1, 1999 through the date of divestiture, February 8, 1999:


         For the periods August 28, 1998 to December 31, 1998:
                  Net sales                                              $19,194
                  Cost of sales                                           18,304
                                                                         -------
                  Gross profit                                               890

                  Selling, general and administrative expense                709
                  Other expense                                            1,082
                                                                         -------
                  Loss before interest and taxes                            (901)

                  Interest expense                                           342
                                                                         -------
                  Loss before taxes                                       (1,243)
                  Tax benefit                                                 70
                                                                         -------
                           Net Loss                                      $(1,173)
                                                                         =======

         For the period January 1, 1999 to February 8, 1999
                  Net sales                                              $ 4,066
                  Cost of sales                                            3,857
                                                                         -------
                  Gross profit                                               209

                  Selling, general and administrative expenses               134
                  Other expense                                              242
                                                                        --------

                  Loss before interest and taxes                            (167)

                  Interest expense                                            94
                                                                         -------
                  Loss before taxes                                         (261)
                  Tax benefit                                                 --
                                                                        --------

                  (Loss) before extraordinary item                          (261)
                  Extraordinary item, forgiveness of
                           debt and liabilities                             2,881
                                                                          -------
                  Net income                                               $2,620
                                                                           ======

14.      FORGIVENESS OF BANK DEBT:

         As a precondition to consummation of the Investment Agreement, the Company's existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16.5 million forgiveness of the Company's existing bank debt. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 First Series Preferred Shares to the Bank Group on May 27, 1999 for $1 of consideration. In addition, the Company granted the existing bank lenders warrants to purchase 77,437.937 First Series Preferred Shares (which contain the same terms and conditions as granted to the shareholder of common stock of the Company on the Record Date except the exercise price per First Series Preferred Share is approximately $8.16).

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


14.      FORGIVENESS OF BANK DEBT, continued:

         The Company has determined the fair value of the First Series Preferred Shares issued to the Bank Group to be $177.5 based on the same price per share paid by ASC. The Warrants issued to the Bank Group have a fair value of $53.6 computed in the same method used for shareholders of record. These amounts reduce the forgiveness of the bank debt, resulting in an extraordinary item of $16.3 million or $3.53 per share. The Company has utilized its net operating loss carryforward to offset the taxable income from the forgiveness of debt and liabilities.

15.      DISCONTINUED OPERATIONS AND SALE OF INDUSTRIAL & AUTOMOTIVE FASTENERS,
         INC.

         On March 26, 1999, the Company sold the stock of Industrial & Automotive Fasteners, Inc. ("IAF"), its fastener segment, to MacLean Acquisition Company for approximately $20 million. The sales agreement required certain vendors to compromise their accounts receivable from IAF to 30% of the outstanding balance which resulted in an extraordinary gain of $2.0 million or $.44 per share. The net proceeds of $19.2 million from this sale were used to pay down U.S. Bank debt. The measurement date for discontinued operation was February 5, 1999, the date that the Board of Directors and the lenders approved the letter of intent. IAF's income from operations prior to the measurement date was $214, or $.05 per share. The loss on sale was $2.5 million, offset by income from operations after the measurement date of $200, resulting in a net loss of $2.3 million, or $.50 per share.

         Revenue for IAF for the three month period ended March 31, 1999 was $10.0 million and for the year ended December 31, 1998 was $38.3 million.

16.      SUPPLEMENTAL CASH FLOW INFORMATION:

         Selected cash payments and noncash activities for the year ended December 31, 1998, for the periods ended May 27, 1999 and December 31, 1999, and for the year ended December 31, 2000 were as follows:

                                                                     JANUARY 1,            MAY 28,
                                                                        1999               THROUGH
                                                                  THROUGH MAY 27,       DECEMBER 31,
                                                      1998              1999                1999             2000
                                                      ----              ----                ----             ----
        Cash paid for interest                    $     12,978       $    4,692         $    2,077        $    4,194
        Cash paid for income taxes                         275               44                115               299

17.      SEGMENT INFORMATION:

         In 1998, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company manages and reports its operating activities under three segments: Trim Products, Fasteners, and Truck and Automotive Replacement Parts. The Trim Products segment consists of decorative and functional exterior trim sold to Original Equipment Manufacturers ("OEM's"). Fasteners are decorative, specialty and standard wheel nuts sold to the OEM's and to the replacement market. The Truck and Automotive Replacement Parts segment consists of heavy-duty vehicle undercarriage parts and brake systems for the automotive industry. The Company sold its brake systems segment during 1998 (see Note 12). In 1999, the Company also sold a portion of its Trim Products segment (see Note 13). Information for the Fastener segment has been excluded as it is accounted for as discontinued operations as it was sold by the Company on March 26, 1999 (see Note 15).

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

17.      SEGMENT INFORMATION, continued:

         The accounting policies for the segments are the same as those presented in Note 1. There are no inter-segment sales and management does not allocate interest or corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on Operating Income. Segment profit (loss) is defined as sales minus cost of goods sold and selling, general and administrative expenses. Other items relate to non-recurring transactions, such as obsolete equipment write offs, bankruptcy-related transactions, or sales of portions of segments.

         Information by operating segment is summarized below:

                                                              Trim           Replacement
                                                            Products            Parts              Total
                                                            --------            -----              -----
        Sales to unaffiliated customers
        2000                                             $     87,912       $    50,797        $    138,709
        1999 Successor Company                                 56,305            31,776              88,081
        1999 Predecessor Company                                   --            24,044              24,044
        1998                                                   85,671            86,109             171,780

        Segment profit (loss)
        2000                                             $      (123)       $     2,658        $      2,535
        1999 Successor Company                                  2,938             2,166               5,104
        1999 Predecessor Company                                   --             1,240               1,240
        1998                                                   (8,218)            5,509              (2,709)

        Other charges (income)
        2000                                             $      1,009       $        --        $      1,009
        1999 Successor Company                                   (126)             (173)               (299)
        1999 Predecessor Company                                   --                81                  81
        1998                                                   26,704             5,243              31,947

        Affiliate companies' losses
        2000                                             $         --       $        --        $         --
        1999 Successor Company                                     --                --                  --
        1999 Predecessor Company                               (8,680)               --              (8,680)
        1998                                                    1,713                --               1,713

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

17.        SEGMENT INFORMATION, continued:

                                                           Trim        Replacement
                                                         Products          Parts           Total
                                                         --------         -----            -----
        Depreciation and amortization
        2000                                             $  2,471       $    851        $  3,322
        1999 Successor Company                              1,515            451           1,966
        1999 Predecessor Company                               --            785             785
        1998                                                4,744          1,996           6,740

        Segment assets
        2000                                             $ 39,392       $ 25,870        $ 65,262
        1999                                               48,437         26,357          74,794

        Expenditures for segment assets
        2000                                             $    902       $    368        $  1,270
        1999 Successor Company                              1,320            249           1,569
        1999 Predecessor Company                               --            132             132
        1998                                                1,613            994           2,607

         A reconciliation of segment profit (loss) for reportable segments to consolidated loss before taxes is as follows:

                                                                   PREDECESSOR         SUCCESSOR
                                                    1998               1999               1999             2000
                                                    ----               ----               ----             ----
         Segment profit (loss)                    $ (2,709)          $ 1,240           $ 5,104           $ 2,535
         Other (charges) income                    (31,947)              (81)              299            (1,009)
         Equity net (loss) income                   (1,713)            8,680              --                --
         Corporate expense                          (2,857)           (1,051)           (2,672)           (5,340)
         Costs related to bankruptcy and
         forbearance agreements                     (3,658)             --                --                --
         Interest expense                          (13,085)           (2,859)           (2,766)           (4,646)
                                                  --------           -------           -------           -------
         Income (loss) before taxes               $(55,969)          $ 5,929           $   (35)          $(8,460)
                                                  ========           =======           =======           =======

         A reconciliation of segment assets to consolidated assets is as follows:

                                    1999              2000
                                    ----              ----
         Segment Assets            $74,794          $65,262
         Corporate Assets            4,111            4,628
                                   -------          -------
                                   $78,905          $69,890
                                   =======          =======

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


17.      SEGMENT INFORMATION, continued:

         The Company's sales to individual customers in excess of 10% of total revenue were:

                                                         SUCCESSOR COMPANY
                                                         -----------------
                                            1998         1999         2000
                                            ----         ----         ----
         General Motors Corporation           29%          36%          35%
         DaimlerChrysler Corporation          16%          23%          25%

         The Company had export sales of approximately $29.2 million, $22.3 million and $17.5 million principally to Canada, Mexico, and Central America, for the years ended 1998, 1999, and 2000 respectively. The Company operates in the North American geographic area.


18.      FINANCIAL INSTRUMENTS

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

         Long-and short-term debt: The carrying amounts of the Company's borrowings under its revolving credit arrangement and its long-term debt approximate their fair values, as the interest rates float with short term rates.


19.      COMMITMENTS

         The Company maintains long-term operating leases covering office equipment, vehicles, and real estate. Commitments related to these leases are $1,500, $719, $260, $170, and $20, for the years 2001 -
         2005, respectively. Rent expense for the Company for the years ended 1998, 1999, and 2000 were $1,544, $1,343, and $1,295 respectively.

20.      RELATED PARTY TRANSACTIONS

         During 2000 and 1999, transactions between the Successor Company and ASC Holdings LLC include payment of $250 and $146, respectively, to ASC Holdings LLC for consulting services rendered to the Company with respect to operating, management, legal and financial matters, plus administrative expense reimbursements during 2000 of $7.

         In addition, the Company has paid ASC Incorporated $210 during 2000 to cover technical, quality control and information technology services rendered by ASC Incorporated to the Company, and has received reimbursement of $69 for costs incurred by the Company for services rendered by the Company's senior management to ASC Incorporated.

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


20.      RELATED PARTY TRANSACTIONS, continued:

         During 2000, interest expense of $9 was paid by the Company to ASC Incorporated in connection with the Company's $3 million subordinated demand note to ASC Incorporated. Commitment fees of $88 were paid or payable to ASC Incorporated under the provisions of ASC Incorporated's guarantee of $5 million of the Company's debt with Comerica Bank.


21.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly Financial Data for the years ended December 31, 1999 and 2000 is as follows:


                                                            FOR THE QUARTER ENDED
                                     ----------------------------------------------------------------
                                     MARCH 31,        JUNE 30,         SEPTEMBER 30,     DECEMBER 31,
                                      2000              2000               2000               2000
                                     -------          --------           --------           --------
         Net Sales                   $37,727          $ 38,298           $ 32,842           $ 29,842

         Cost of Goods Sold           30,922            33,734             28,744             27,878

         Gross Profit                  6,805             4,564              4,098              1,964

         Net income (loss)               339            (1,661)            (2,399)            (5,864)


         Earnings (loss) per share amounts are as follows:

         Earnings per share from continuing
           operations assuming dilution:
              Common Shares                             $   0.00       $  (0.01)       $  (0.02)       $  (0.05)
              First Series Preferred Shares                 0.15          (0.74)          (1.06)          (2.58)
         Basic earnings per share:
              Common Shares                             $   0.00       $  (0.01)       $  (0.02)       $  (0.05)
              First Series Preferred Shares                 0.15          (0.74)          (1.06)          (2.58)
         Earnings per share assuming dilution:
              Common Shares                             $   0.00       $  (0.01)       $  (0.02)       $  (0.05)
              First Series Preferred Shares                 0.15          (0.74)          (1.06)          (2.58)

         During the quarter ended December 31, 2000, the Company recorded a write down of $1,009 related to fixed assets at the Company's Beavercreek facility which were no longer essential to that operation's activities.

         In addition, operating performance at that location continued to deteriorate during the quarter ended December 31, 2000, and additional operating losses of $4.7 million were incurred. This resulted in an assessment by the Company's management that future tax benefits associated with utilizing the Company's accumulated net operating losses against future taxable income will not occur. As a result, the Company increased its valuation reserve for future tax benefits (which was recorded at the date of the Investment Transaction), by $1 million during the quarter ended December 31, 2000. This is reflected as additional income tax expense in the quarter, in accordance with FAS 109, Accounting for Income Taxes.

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

21.      QUARTERLY FINANCIAL DATA (UNAUDITED), continued:

                                                                         FOR THE PERIODS ENDED
                                                  ---------------------------------------------------------------------
                                                   PREDECESSOR COMPANY                    SUCCESSOR COMPANY
                                                   ------------------        ------------------------------------------
                                                   JANUARY 1,    APRIL 1,        MAY 28,       JULY 1,      OCTOBER 1,
                                                    1999 TO      1999 TO         1999 TO       1999 TO         1999 TO
                                                   MARCH 31,     MAY 27,         JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                     1999         1999             1999         1999            1999
                                                   --------      -------          -------      -------        --------
         Net sales                                 $ 14,276      $ 9,768          $14,061      $37,731        $ 36,289
         Cost of goods sold                          10,284        7,432           11,061       31,255          31,132
         Gross Profit                                 3,992        2,336            3,000        6,476           5,157
         Income (loss) from continuing
         operations                                   2,759        3,066              493          241            (844)
         Discontinued operations                     (2,107)        --               --           --              --
         Extraordinary item - forgiveness
         of debt and liabilities                      2,015       16,257             --           --              --
         Net income (loss)                            2,667       19,323              493          241            (844)

                                                                         FOR THE PERIODS ENDED
                                                  ------------------------------------------------------------------------
                                                     PREDECESSOR COMPANY                    SUCCESSOR COMPANY
                                                  ------------------------     -------------------------------------------
                                                   JANUARY 1,     APRIL 1,        MAY 28,        JULY 1,         OCTOBER 1,
                                                    1999 TO       1999 TO        1999 TO          1999 TO           1999 TO
                                                    MARCH 31,      MAY 27,       JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                                     1999          1999           1999            1999               1999
                                                      ----          ----          ----            ----               ----
         Per share amounts as restated are
          as follows:

         Basic earnings per share from
           continuing operations before
           extraordinary item:
         Common Shares                                $0.60        $0.67          $--            $--              $--
         First Series Preferred Shares                 --           --             0.22           0.11            (0.38)

         Earnings per share from
           continuing operations
           before extraordinary item
            assuming dilution:
         Common Shares                                $0.59        $0.66          $--            $--              $--
         First Series Preferred Shares                 --           --             0.19           0.10            (0.34)

         Basic earnings per share:
         Common Shares                                $0.58        $4.20          $--            $--              $--
         First Series Preferred Shares                 --           --             0.22           0.11            (0.38)

         Earnings per share assuming dilution:
         Common Shares                                $0.57        $4.16          $--            $--               --
         First Series Preferred Shares                 --           --             0.19           0.10            (0.34)

           JPE, INC. (d/b/a/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

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

The reports of PwC on the Registrant's financial statements for the fiscal year ended December 31, 1998 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The report of PwC on the Registrant's financial statements for the fiscal year ended December 31, 1998 contained a statement of uncertainty concerning the Registrant's ability to continue as a going concern. This was due to the Registrant's deteriorating financial condition as of December 31, 1998, the uncertainty over the emergence from bankruptcy of three of the Registrant's subsidiaries, the successful restructuring of the Registrant's bank debt, and the consummation of the sale of a majority interest in the Registrant to ASC Holdings LLC and Kojaian Holdings LLC.

During the year ended December 31, 1998 and in the subsequent interim period, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CURRENT DIRECTORS:

Certain information regarding the current directors of the Company is set forth below. The Company's bylaws provide that the Board of Directors are divided into three classes, each class serving staggered three-year terms. The Board of Directors currently consists of four directors, all appointed June 14, 2000 pursuant to a written consent executed on that date by the holders of 95% of the Company's Common and First Series Preferred Shares. All directors hold office until the annual meeting of the stockholders for the year within which their term expires, or, in each case, until his successor is elected and qualified. Vacancies existing in the Board may be filled by a majority vote of the remaining directors.

The members of the Board of Directors as of the date of this Annual Report are as follows:

     Name                                Age    Position                                        Term to Expire:
     ----                                ---    --------                                        ---------------
     David L. Treadwell                  46     Chairman of the Board and Company and                2003
                                                Chief Executive Officer

     Heinz C. Prechter                   58     Director                                             2003

     Lawrence P. Doyle                   54     Director                                             2002

     C. Michael Kojaian                  41     Director                                             2001


Following each director's name is a brief account of his business experience during the past five years.

DAVID L. TREADWELL

Mr. David L. Treadwell became Chairman of the Company and the Company's Board of Directors on May 27, 1999. He also serves as Vice Chairman of ASC Incorporated, and is the President and Chief Executive Officer of Prechter Holdings, Inc. a conglomerate of all companies owned by Heinz C. Prechter. These companies include ASC Incorporated, an automotive systems company specializing in open air and specialty vehicle systems; the Heritage Media Group, which includes 12 southeast Michigan newspapers; Heritage Development, a real estate and development activity; Heritage Network, an investment firm. He is also a director of Acceptance Insurance Companies.

HEINZ C. PRECHTER

Mr. Heinz C. Prechter is Chairman and Founder of ASC Incorporated, and Founder of Prechter Holdings, Inc. In addition to presiding on the Board of Directors for ASC Incorporated, Heritage Media Group, Heritage Development and Heritage Network, Mr. Prechter serves as a Director of the Budd Company, Henry Ford Hospital, the Economic Development Corporation of Wayne County, Comerica Incorporated, the Automotive Supplier Co-Operative (in which he is also the founding Chairman), the Japan-America Society of Greater Detroit and Windsor, the United Way for Southeastern Michigan, the Detroit Economic Growth Corporation, and the Economic Club of Detroit. He also serves as a Member of the National Board of the Smithsonian Institution.

Mr. Prechter also serves on the Advisory Council of Georgetown University; the Board of Directors and Board of Trustees of the Henry Ford Community College; the Advisory Board of Eastern Michigan University's Center for Entrepreneurship; the President's Advisory of Wayne County Community College Council; the Advisory Board of the University of Michigan CAD/CAM; the Center for Creative Studies Board of Trustees; the Advisory Board of the U.S. Metric Association; the Board of Directors of the Michigan International Trade Coalition; the Board of

Trustees for the George Bush Presidential Library Foundation; and the Dean's Advisory Council at Boston University.

He became a director of ASC Exterior Technologies in May of 1999.

LAWRENCE P. DOYLE

Mr. Doyle is currently President and Chief Executive Officer of ASC Incorporated, an affiliate of ASC Holdings LLC, since 1997. Prior to joining ASC Incorporated, he was Chief Executive Officer at Group Dekko from 1994 to 1996, a $400 million manufacturing conglomerate with multi-plant facilities.

C. MICHAEL KOJAIAN

Mr. Kojaian is Executive Vice President and Director of the Kojaian Companies, a Midwestern based multi-faceted real estate development and asset management organization. Mr. Kojaian is a Director and a major shareholder of Grubb & Ellis, one of the nation's largest publicly traded full-service commercial real estate firms with nearly 3,000 salespeople and staff. Mr. Kojaian serves on numerous boards of private organizations and participates in various charitable and civic organizations.

EXECUTIVE OFFICERS

The Company's Executive Officers are identified below and serve at the discretion of the Board of Directors.

      Name                              Age        Position
      ----                              ---        --------
      David L. Treadwell                 46        Chairman of the Board and Company and
                                                   Chief Executive Officer
      Scott K. Koepke                    51        President and Chief Operating Officer
      Robert A. Naglick                  43        Vice President and Chief Financial Officer
      Joseph Z. Kwapisz                  54        Vice President - Sales and Marketing
      Karen A. Radtke                    47        Secretary and Treasurer
      Steven J. Morello                  48        Vice President and General Counsel
      Gary Smalley                       51        General Manager - Dayton Parts, Inc.

Following each director's name is a brief account of his business experience during the past five years.

DAVID L. TREADWELL

Mr. David L. Treadwell became Chairman of ASC Exterior Technologies in May of 1999 upon ASC Holdings, Inc.'s acquisition of a controlling interest in JPE, Inc. He also serves as Vice Chairman of ASC Incorporated, and is the President and Chief Executive Officer of Prechter Holdings, Inc. a conglomerate of all companies owned by Heinz C. Prechter. These companies include ASC Incorporated, an automotive systems company specializing in open air and specialty vehicle systems; the Heritage Media Group, which includes 12 southeast Michigan newspapers; Heritage Development, a real estate and development activity; and Heritage Network, an investment firm. He is also a director of Acceptance Insurance Companies.

SCOTT K. KOEPKE

Mr. Koepke was elected President and Chief Operating Officer of the Company on April 24, 2000. He also will continue to serve as President of the Composite Systems Group for ASC Incorporated, an affiliate of ASC Holdings, LLC, since his appointment in October 1999. Prior to joining ASC Incorporated, Mr. Koepke was a plastics industry consultant from 1997 to 1999, and spent 20 years with Owens Corning in both new product development and international operations.

ROBERT A. NAGLICK

Mr. Naglick was appointed Vice President and Chief Financial Officer of the Company on August 16, 2000. Prior to joining the Company, Mr. Naglick was Director-Operations Finance for ASC Incorporated and held various finance positions with ASC since 1996.

JOSEPH Z. KWAPISZ

Mr. Kwapisz was appointed Vice President of Sales and Marketing on July 1, 2000. Prior to his appointment, Mr. Kwapisz was with the Company's exclusive sales agency, MB Associates, Inc. as Vice President of Sales and Marketing from 1992 through June of 2000.

KAREN A. RADTKE

Ms. Radtke served as the Company's Treasurer beginning April 1997, and was appointed Secretary in December 1998. She was reappointed to these positions on May 27, 1999. Prior to joining the Company, Ms. Radtke was Treasurer of Gelman Sciences, Inc. from 1995 to 1997, a manufacturing of filtration products, and Treasurer of Hayes Lemmerz from 1993 to 1995, an automotive OEM supplier.

STEVEN S. MORELLO

Mr. Morello was appointed Vice President and General Counsel of the Company in August 1999. Mr. Morello also serves as Vice President and General Counsel of ASC Incorporated and Prechter Holdings, Inc., since his appointment to these positions in August 1991.

GARY A. SMALLEY

Mr. Smalley has served as General Manager of Dayton Parts, Inc., one of the Company's subsidiaries, since August 1996. Prior to joining Dayton Parts, Inc., Mr. Smalley was Vice President and General Manager of Allparts, Inc. from July 1995 to August 1996, a former subsidiary of the Registrant.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 generally requires the Company's Directors and Executive Officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common shares of the Company. Directors, Executive Officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the 2000 fiscal year, all Section 16(a) filing requirements applicable to its Directors, Executive Officers and 10% owners were met.

ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Each director of the Company who was not an officer or employee of the Company is entitled to receive a semi-annual director's fee of $3,000 and is reimbursed for expenses of attending Board of Directors and committee meetings. The Company's Director Stock Option Plan was terminated by the Company's Board of Directors on November 22, 2000.

Of the current directors of the Company, Messrs. Treadwell, Prechter and Doyle opted not to receive compensation for their services as a Director of the Company during 2000 due to the existence of the Consulting Service

Agreement with ASC Holdings LLC, dated May 27, 1999 (see "Certain Relationships and Related Transactions"). Mr. C. Michael Kojaian received $3,000 during 2000 for his services as a director of the Company. The Company's former director, Mike Kojaian, whose term expired in June 2000, received $3,000 during 2000 for his services as director of the Company.

SUMMARY COMPENSATION TABLE OF EXECUTIVE OFFICERS

The following table sets forth information for the fiscal years ended December 31, 2000, 1999, and 1998 concerning compensation of the Company's Chief Executive Officer and each of the Company's executive officers whose total annual salary and bonus exceeded $100,000 in 2000.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                     FISCAL                                          OTHER ANNUAL          ALL OTHER
NAME AND POSITION                     YEAR          SALARY (1)            BONUS      COMPENSATION (2)     COMPENSATION
-----------------                     ----          ----------            -----     ----------------     ------------
David L. Treadwell (3)                 2000               --                --              --                -- (3)
Chairman of the Board                  1999               --                --              --                --
and Chief Executive Officer            1998               --                --              --                --

Scott K. Koepke (4)                    2000           $120,000          $ 75,000            --            $  7,200
President and                          1999               --                --              --                --
Chief Operating Officer                1998               --                --              --                --

Robert A. Naglick (5)                  2000             50,240            19,000            --               2,500 (7)
Vice President & Chief                 1999               --                --              --                --
Financial Officer                      1998               --                --              --                --

Joseph E. Blake (6)                    2000            135,000            10,000            --               8,550 (7)
Former Vice President & Chief          1999             59,971            15,000            --               4,050
Financial Officer                      1998               --                --              --                --

Joseph Z. Kwapisz (8)                  2000             87,500            17,500            --               6,300 (7)
Vice President-Sales &                 1999               --                --              --                --
Marketing                              1998               --                --              --                --

David P. Kerns (9)                     2000            135,000              --              --               7,425 (7)
Former Vice President of               1999               --                --              --                --
Operations                             1998               --                --              --                --

Gary Smalley (10)                      2000            135,000              --              --               8,100 (7)
General Manager                        1999            135,000              --              --              56,128 (10)
Dayton Parts, Inc.                     1998            137,596            20,250            --               5,300 (7)

Steven J. Morello (3)                  2000               --                --              --                --   (3)
Vice President &                       1999               --                --              --                --
General Counsel                        1998               --                --              --                --

Karen A. Radtke                        2000            125,000            15,625            --               7,773 (7)
Secretary and                          1999            125,000             9,115            --             133,550 (11)
Treasurer                              1998            103,902              --              --               3,130 (7)

(1) Amounts represent the dollar value of base salary earned by the named executive officer during the fiscal year covered as reported on the officer's W-2.

(2) The dollar value of perquisites provided to each of the named executive officers does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(3) Messrs. Treadwell and Morello do not receive compensation for their services directly from the Company. Their services are provided to the Company pursuant to a Consulting Services Agreement with ASC Holdings LLC dated May 27, 1999. Payments made by the Company for the year ended December 31, 2000 under this agreement were $250,000 (see Certain Relationships and Related Transactions).

(4) Mr. Koepke was appointed President and Chief Operating Officer on April 24, 2000. Total salary and other compensation paid to Mr. Koepke represents amounts paid by the Company, of which $24,376 was reimbursed by ASC Incorporated, an affiliate of the Company for services rendered by Mr. Koepke to ASC Incorporated.

(5) Mr. Naglick was appointed Vice President and Chief Financial Officer on August 16, 2000. Total salary and other compensation paid to Mr. Naglick represents amounts paid by the Company, of which $8,523 was reimbursed by ASC Incorporated, an affiliate of the Company for services rendered by Mr. Naglick to ASC Incorporated.

(6) Mr. Blake resigned as Executive Vice President and Chief Financial Officer on August 16, 2000. Total salary and other compensation paid to Mr. Blake represents amounts paid by the Company, of which $34,144 was reimbursed by ASC Incorporated, an affiliate of the Company, for services rendered by Mr. Blake to ASC Incorporated.

(7) Represents the amount contributed by the Company to the employee's account under the Company's 401(k) Savings Plan.

(8)   Mr. Kwapisz was appointed Vice President-Sales and Marketing on July 1,
      2000.

(9) Mr. Kerns was appointed Vice President of Operations during January 2000 and resigned on December 31, 2000.

(10) The amount listed includes payments made to Mr. Smalley as follows: (a) Cooperation Bonus of $50,000 paid May 27, 1999 in connection with the execution of the Investment Agreement, and (b) contributions of $6,128 made by the Company to Mr. Smalley's account under the Company's 401(k) Savings Plan.

(11) Represents payments made to Ms. Radtke as follows: (a) $125,000 paid upon the execution of the Investment Agreement as provided by Ms. Radtke's Stay Bonus Agreement dated September 30, 1998, and (b) contributions of $8,550 made by the Company to Ms. Radtke's account under the Company's 401(k) Savings Plan.

AGGREGATE OPTION EXERCISE IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth information concerning the value of unexercised stock options held by each named Executive Officer of the Company as of December 31, 2000.


                                                                                        Value of Unexercised
                                                 Number of Unexercised                  In-the-Money Options
                                             Options at December 31, 2000               at December 31, 2000
                 Name                          Exercisable/Unexercisable            Exercisable/Unexercisable (1)
                 ----                          -------------------------            -----------------------------
David L. Treadwell                                        0/0                                    $0/0
Scott K. Koepke (2)                                       0/0                                    0/0
Robert A. Naglick (2)                                     0/0                                    0/0
Joseph Z. Kwapisz                                         0/0                                    0/0
Karen A. Radtke                                       5,625/1,875                                0/0
Steven J. Morello                                         0/0                                    0/0
Gary Smalley                                            25,000/0                                 0/0

(1) In calculating the value of unexercised in-the-money options at December 31, 2000, the Company used a market value of $0.03 per share, the closing price of shares of Common Shares on the OTC Bulletin Board on December 29, 2000.

(2) Mr. Koepke was appointed as the Company's President and Chief Operating Office on April 24, 2000. Mr. Naglick was appointed as the Company's Vice President and Chief Financial Officer on August 16, 2000.

OPTION GRANTS IN LAST FISCAL YEAR

There were no stock options exercised or granted during the fiscal year ended December 31, 2000.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

During 1993, Section 162(m) of the Internal Revenue Code was enacted to limit the corporate deduction for compensation paid to each of the five most highly compensated executive officers of a publicly-held corporation to $1 million per year, unless certain requirements are met. The Compensation Committee has reviewed the impact of this legislation on the Company's executive compensation plans and concluded that this legislation should not apply to limit the deduction for executive compensation paid by the Company in 2000.

REPORT OF COMPENSATION COMMITTEE

The report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporated this information by reference, and shall not be deemed filed under such Acts.

Introduction and Organization

The current members of the Compensation Committee are C. Michael Kojaian and Heinz C. Prechter. The duties of the Compensation Committee include review and develop compensation programs for key management, evaluate executive performance, administer the Company's compensation programs and make recommendations as to compensation matters to the Board of Directors.

General Policies

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

Long-Term Incentives

Under the Company's 1993 Stock Option Incentive Plan for Key Employees, as amended, awards under the 1993 Stock Incentive Plan are available to provide participants with an increased incentive to make significant contributions to the long-term performance and growth of the Company and to attract and retain key employees of exceptional ability. Prior to the date of the Investment Transaction, May 27, 1999, the Company granted certain key management individuals stock options under this plan. On November 22, 2000, the Company's Board of Directors opted to amend the Plan to limit the maximum number of shares available for grant under the plan to 500,000 shares, and to terminate the plan no later than October 6, 2010. These amendments are subject to shareholder approval, which the Company fully expects will occur during 2001. The options granted qualifying as incentive options will not be less than 100 percent of the higher of the fair market value of the shares on the date of the original grant or the fair market value of the shares on November 22, 2000. Since May 27, 1999, no further options have been granted under this plan.

Other Compensation

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

                                                By the Compensation Committee


                                                Heinz C. Prechter
                                                C. Michael Kojaian

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the Compensation Committee members are or ever were an officer or employee of the Company or any of its subsidiaries.

STOCK PERFORMANCE GRAPH

             [Comparison of 5 Year Cumulative Total Return* Graph]

            AMONG ASCET, INC. THE NASDAQ STOCK MARKET (U.S.) INDEX,
                                AND A PEER GROUP

                                                             Cumulative Total Return
                                -------------------------------------------------------------------------------
                                 12/95        12/96         12/97          12/98          12/99          12/00
ASCET, INC.                     100.00        73.08         57.05           5.13           0.65           0.31
NASDAQ STOCK MARKET (U.S.)      100.00       123.04        150.69         212.51         394.94         237.68
PEER GROUP                      100.00       112.21        106.87         120.05          74.12          43.19


The following table compares the cumulative return since December 31, 1995 on a hypothetical investment in JPE, Inc. (JPEI), the Nasdaq National Market (U.S.) Index and other motor vehicle equipment manufacturers and distributors. The stock price performance shown on the graph is not necessarily indicative of future price performance.
[OBJECT OMITTED]

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information relating to the beneficial ownership of outstanding shares of Common Shares and First Series Preferred Shares of the Registrant by each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Shares and First Series Preferred Shares as of March 15, 2001.


NAME AND ADDRESS                           SHARES BENEFICIALLY OWNED
OF BENEFICIAL OWNER                                         FIRST SERIES          PERCENT OF
-------------------                 COMMON SHARES         PREFERRED SHARES      VOTING POWER (3)
                                    -------------         ----------------      ----------------
Mr. Heinz C. Prechter (1)            9,441,420 (2)        1,952,352.19 (2)      8.3%  Common Shares
30400 Telegraph Road, Suite 401
Bingham Farms, MI 48025                                                         85.8% First Series
                                                                                _____ Preferred Shares
                                                                                94.1% Total

(1)    Director of the Company

(2) Consists of shares owned directly by ASC Holdings LLC, of which Mr. Prechter is the sole member.

(3) Each share of Common Stock possesses one vote per share and each First Series Preferred Share possesses 50 votes per share.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the consummation of the Investment Agreement on May 27, 1999, the Company entered into a Consulting Services Agreement with ASC Holdings LLC which requires payment of $250,000 annually, payable monthly, for consulting services provided by ASC Holdings LLC with respect to various business, operating, management, legal and financial matters. In addition, the Company is required to pay ASC Holdings LLC an additional fee equal to 2% of the excess of the final EBITDA over the targeted EBITDA (both defined in the Investment Agreement) for the 24 month period ending after the acquisition date.

In connection with the rendering of services by the Company's executive officers and other key management personnel to ASC Incorporated, the Company received reimbursement of $69 for actual costs incurred by the Company during 2000. In addition, the Company paid $210 during 2000 to ASC Incorporated for technical and quality control services, and information technology support.

On June 14, 2000, the Company's Board of Directors agreed to allow ASC Incorporated, an affiliate of ASC, to guarantee $5 million of indebtedness owed to Comerica Bank in return for a commitment fee, payable quarterly in arrears to ASC Incorporated, of 3% per anum. The agreement became effective June 1, 2000. As of December 1, 2000, $50 thousand was paid to ASC Incorporated and $38 thousand was accrued and payable to ASC Incorporated under the terms of this agreement.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) LISTING OF DOCUMENTS

                  (1)   Financial Statements

                        The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1999 and 2000, and for the years ended December 31, 1998 and 2000, and for the periods January 1, 1999 through May 27, 1999 and May 28, 1999 through December 31, 1999, consist of the following:

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

                        - Consolidated Statements of Operations and Comprehensive Operations

                        - Consolidated Statements of Shareholders' Equity (Deficit)

                        -     Consolidated Statements of Cash Flows

                        -     Notes to Consolidated Financial Statements

                  (2)   Financial Statement Schedule

                        The financial statement schedule of the Company appended hereto, as required for the years ended December 31, 1998, 1999 and 2000, consists of the following:

                        II.   Valuation and Qualifying Accounts

                  (3)   Exhibits

                              See Exhibit Index.


            (b) REPORTS ON FORM 8-K

                         None.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 28, 2001 by the undersigned, thereunto duly authorized.

                                        JPE, INC.

                                        By:      /s/ David L. Treadwell
                                             ----------------------------------
                                                 David L. Treadwell
                                                 Chairman of the Board and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         /s/ David L. Treadwell                      Chairman of the Board                       March 28, 2001
------------------------------------                 Chief Executive Officer
         David L. Treadwell


         /s/ Scott K. Koepke                         President                                   March 28, 2001
-------------------------------------                Chief Operating Officer
         Scott K. Koepke


         /s/ Robert A. Naglick                       Vice President                              March 28, 2001
-------------------------------------                Chief Operating Officer
         Robert A. Naglick                           Principal Accounting Officer


         /s/ Heinz C. Prechter                       Director                                    March 28, 2001
-------------------------------------
           Heinz C. Prechter


         /s/ C. Michael Kojaian                      Director                                    March 28, 2001
-------------------------------------
          C. Michael Kojaian


         /s/ Lawrence P. Doyle                       Director                                    March 28, 2001
-------------------------------------
           Lawrence P. Doyle

JPE, INC. (d/b/a ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                          FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION



The schedule, as required, for the years ended December 31, 1998 and 2000 and for the periods January 1, 1999 through May 27, 1999 and May 28, 1999 through December 31, 1999:


                                                                         PAGE
                                                                         ----
 II.       Valuation and Qualifying Accounts                              61

 JPE, INC. (d/b/a ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                                         SCHEDULE II - VALUATION ACCOUNTS

                                               For the periods ended


Column A                                    Column B                Column C            Column D            Column E
--------                                    --------           ------------------       --------            --------
                                            Balance at      Charges to     Charges                          Balance
                                            Beginning       Costs and       to Other                         at End
Description                                  of Period      Expenses       Accounts     Deductions          of Period
-----------                                 ----------      ---------      --------     ----------          ---------
Accounts receivable, allowance
   for doubtful accounts:

January 1, 1998 through
    December 31, 1998                      $  374,000        $1,951,000    $   (3,000)    $ (1,638,000)(1)  $  684,000
                                           ==========        ==========    ==========     ============      ==========

January 1, 1999 through
    May 27, 1999                           $  684,000        $  750,000    $1,363,000     $ (1,770,000)     $1,027,000
                                           ==========        ==========    ==========     ============      ==========

May 28, 1999 through
    December 31, 1999                      $1,027,000        $  326,000           $--     $   (300,000)     $1,053,000
                                           ==========        ==========    ==========     ============      ==========

January 1, 2000 through
    December 31, 2000                      $1,053,000        $  469,000           $--     $   (538,000)     $  984,000
                                           ==========        ==========    ==========     ============      ==========

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

         2.9 Agreement dated December 8, 1998 between The Bank of Nova Scotia, Ventra Group Inc., General Motors Corporation, General Motors of Canada Limited and Grant Thornton Limited, incorporated by reference to Exhibit 2.9 to the Registrant's Annual Report on Form 10-K dated April 15, 1999.

         2.10 Stock Purchase Agreement dated as of March 26, 1999 by and among JPE, Inc., Industrial & Automotive Fasteners, Inc. and MacLean Acquisition Company, incorporated by reference to
                  Exhibit 2.10 to the Registrant's Annual Report on Form 10-K dated April 15, 1999.

         3.1      Articles of Incorporation, incorporated by reference to
                  Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-68544).

         3.2 Bylaws, adopted as of May 28, 1999, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         10.42 Form of Indemnification Agreement, dated as of November 9, 1998, between the Registrant and Richard R. Chrysler, incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K dated April 15, 1999.

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

         10.48 Letter Agreement, dated May 26, 1999, among Comerica Bank as Agent, JPE, Inc. and its subsidiaries, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 27, 1999

         10.49 Letter Agreement, dated May 27, 1999, among Comerica Bank, JPE, Inc. and its subsidiaries, incorporated by reference to
                  Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated May 27, 1999.

         10.50 Form of Promissory Note dated May 27, 1999 in the principal amount of $20,000,000 executed by JPE, Inc. and its subsidiaries, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated May 27, 1999

         10.51 Form of Promissory Note dated May 27, 1999 in the principal amount of $6,300,000 executed by JPE, Inc. and its subsidiaries, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated May 27, 1999

         10.52 Form of Promissory Note dated May 27, 1999 in the principal amount of $30,000,000 executed by JPE, Inc. and its subsidiaries, incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated May 27, 1999

         10.53 Advance Formula Agreement, dated May 27, 1999 between JPE, Inc. and its subsidiaries and Comerica Bank, incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K dated May 27, 1999.

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

         10.67 Agreement dated September 24, 1999 between Registrant and The Bank Of Nova Scotia releasing the Registrant of the Guarantee made on behalf of JPE Canada Inc., incorporated by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

         10.68 Subordinated Demand Revolving Credit Note for $1,500,000, dated January 24, 2001, between the Registrant and ASC Incorporated, filed with this report.

         10.69 Credit Agreement dated February 7, 2001 between the Registrant and Comerica Bank, filed with this report.

         10.70 Form of Revolving Credit Note dated February 7, 2001 to Comerica Bank in the principal amount of $33,000,000 executed by the Registrant, filed with this report.

         10.71 Advance Formula Agreement, dated February 7, 2001 between the Registrant and Comerica Bank, filed with this report.

         10.72 Subordination Agreement dated February 7, 2001 between ASC Incorporated, Comerica Bank and the Registrant, filed with this report.

         10.73 Revolving Line of Credit Note for $3,000,000 dated February 7, 2001, between the Registrant and ASC Incorporated, filed with this report.

         10.74 Subordinated Demand Business Loan Rate for $15,000,000, dated February 7, 2001, between the Registrant and ASC Incorporated, filed with this report.

         10.75 Subordinated Security Agreement, executed by the Registrant on February 7, 2001, filed with this report.

         10.76 First Amendment to the JPE, Inc. 1993 Stock Incentive Plan for Key Employees dated November 22, 2000, filed with this report.

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


*    Indicates management contract or compensatory plan or arrangement