Form 10-Q
period 2001-03-31
JPE INC
filed 2001-05-11
CIK 884637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period from ________ to _____________.

                         Commission file number 0-22580

              JPE, Inc. (d/b/a ASCET and ASC Exterior Technologies)
             (Exact name of registrant as specified in its charter)


                                    Michigan
         (State or other jurisdiction of incorporation or organization)


                                   38-2958730
                      (I.R.S. Employer Identification No.)


         30400 Telegraph Road, Suite 401, Bingham Farms, Michigan 48025
               (Address of principal executive offices) (Zip Code)


                                 (248) 203-0440
              (Registrant's telephone number, including area code)


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

As of March 31, 2001, there were 14,043,600 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 19 pages, of which this is page 1.

               JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES)

                                      INDEX

                                                                                                                  Page
                                                                                                                  ----
PART I.         Financial Information

                ITEM 1.    Financial Statements
                           Consolidated Condensed Balance Sheets                                                    3
                           -  At March 31, 2001 (Unaudited)
                           -  At December 31, 2000

                           Consolidated Condensed Statements of  Operations (Unaudited)                             4
                           -  For the Three Months Ended March 31, 2001 and 2000

                           Consolidated Condensed Statements of  Shareholders' Equity (Unaudited)                   5
                           -  For the Three Months Ended March 31, 2001

                           Consolidated Condensed Statements of  Cash Flows (Unaudited)                             6
                           -  For the Three Months ended March 31, 2001 and 2000

                           Notes to Unaudited Consolidated Condensed Financial Statements                           7

                ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                              14

                ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk                              16


PART II.        Other Information                                                                                  18

                ITEM 6.    Exhibits and Reports

                Signature                                                                                          19

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ($ amounts in thousands)

                                                                         AT MARCH 31,      AT
                                                                            2001        DECEMBER 31,
                                                                          UNAUDITED        2000
                                                                         ------------   ------------
                                           ASSETS
Current assets:
      Cash and cash equivalents                                            $    176      $    196
      Accounts receivables trade, net                                        16,748        14,506
      Inventory                                                              19,703        22,269
      Other current assets                                                    2,317         1,405
                                                                           --------      --------
            Total current assets                                             38,944        38,376

      Property, plant and equipment, net                                     22,993        23,582
      Goodwill, net                                                           3,563         3,630
      Deferred income taxes                                                   2,366         2,295
      Other assets                                                            1,851         2,007
                                                                           --------      --------

            Total assets                                                   $ 69,717      $ 69,890
                                                                           ========      ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Current portion of long-term debt                                    $    591      $    611
      Accounts payable                                                        8,331         8,722
      Accrued liabilities                                                     4,206         4,319
      Income Taxes                                                              223           224
                                                                           --------      --------
            Total current liabilities                                        13,351        13,876

      Deferred income taxes                                                   2,366         2,295
      Other liabilities                                                           5            20
      Long-term debt, non-current                                            46,492        43,952
                                                                           --------      --------

            Total liabilities                                                62,214        60,143
                                                                           --------      --------

Shareholders' equity (deficit):
      Warrants                                                                  293           293
      First Series Preferred Shares, no par value, 50 votes per
      share, 3,000,000 authorized, 1,993,694 shares issued
      and outstanding at March 31, 2001 and December 31, 2000                16,770        16,770
      Common stock, no par value, 15,000,000 authorized,
      14,043,600 shares issued and outstanding at March 31,
      2001 and December 31, 2000                                              2,379         2,379
      Accumulated deficit                                                   (11,939)       (9,695)
                                                                           --------      --------
            Total shareholders' equity                                        7,503         9,747
                                                                           --------      --------
            Total liabilities and shareholders' equity                     $ 69,717      $ 69,890
                                                                           ========      ========



                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)


                                                                   2001         2000
                                                                 --------      --------
Net sales                                                        $ 30,379      $ 37,727
Cost of goods sold                                                 27,267        30,922
                                                                 --------      --------

Gross profit                                                        3,112         6,805
Selling, general and administrative expenses                        4,351         5,000
Other expenses (income)                                              --              (2)
Interest expense, net                                                 949         1,213
                                                                 --------      --------

Income (loss) from continuing operations before income taxes       (2,188)          594
Income tax expense                                                     56           255
                                                                 --------      --------

Net income (loss)                                                $ (2,244)     $    339
                                                                 ========      ========

Basic earnings (loss) per share:
         Common Shares                                           $  (0.02)     $   0.00
         First Series Preferred Shares                           $  (0.99)     $   0.15
Earnings (loss) per share assuming dilution:
         Common Shares                                           $  (0.02)     $   0.00
         First Series Preferred Shares                           $  (0.99)     $   0.15







                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)
                            ($ amounts in thousands)


                                                                      NET LOSS FOR THE
                                                   BALANCES AT          THREE MONTHS
                                                  DECEMBER 31,        ENDED MARCH 31,          BALANCES AT
                                                      2000                  2001             MARCH 31, 2001
                                                  --------------     -------------------     ----------------
Common Stock:
Shares Outstanding                                   14,043,600                                 14,043,600
Amount                                              $     2,379                               $      2,379

First Series Preferred Shares:
Shares Outstanding                                    1,993,694                                  1,993,694
Amount                                              $    16,770                               $     16,770

Warrants:
Warrants Outstanding                                    422,601                                    422,601
Amount                                              $       293                               $        293

Accumulated deficit                                 $    (9,695)        $    (2,244)          $    (11,939)
                                                    -----------         -----------           ------------

Total Shareholder Equity                            $     9,747         $    (2,244)          $      7,503
                                                    ===========         ===========           ============





                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      For the Three Months ended March 31,
                                   (Unaudited)
                            ($ amounts in thousands)


                                                                              2001          2000
                                                                            --------      --------
Cash flows from operating activities:
     Net income (loss)                                                      $ (2,244)     $    339
     Adjustments to reconcile net income (loss) to net cash provided by
     (used for) operating activities:
         Depreciation and amortization                                         1,006           930
         Changes in operating assets and liabilities:
              Accounts receivable                                             (2,242)       (1,014)
              Inventory                                                        2,566           525
              Other current assets                                              (912)           27
              Accounts payable                                                  (391)        1,074
              Accrued liabilities and income taxes                              (129)        1,103
                                                                            --------      --------
         Net cash provided by (used for) operating activities                 (2,346)        2,984

Cash flows from investing activities:
     Purchase of property and equipment                                         (213)         (274)
     Other                                                                        19           (79)
                                                                            --------      --------
         Net cash used for investing activities                                 (194)         (353)

Cash flows from financing activities:
     Net payments under demand notes                                         (12,426)       (2,905)
     Net borrowing under subordinated debt                                    15,000          --
     Repayments of other debt                                                    (54)          (27)
                                                                            --------      --------
         Net cash provided by (used for) financing activities                  2,520        (2,932)

Cash and cash equivalents:
     Net decrease in cash                                                        (20)         (301)
     Cash, beginning of period                                                   196           639
                                                                            --------      --------
     Cash, end of period                                                    $    176      $    338
                                                                            ========      ========





                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)

A.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies (together with its subsidiaries, the "Company")) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes for the year ended December 31, 2000.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

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

         As a precondition to the consummation of the Investment Transaction, the Company's existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16,500 forgiveness of the Company's existing bank debt, under the terms of the Company's Forbearance Agreement dated August 10, 1998, as amended. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 shares of Preferred Stock to the Bank Group on May 27, 1999 for $1 of consideration. In addition, the Company granted the Bank Group 77,437.937 Warrants (which Warrants contain the same terms and conditions as granted to the shareholders of common stock of the Company on the Record Date, except the exercise price for each First Series Preferred Share is approximately $8.16 per share.)

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

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


         December 29, 1999 each of ASC and Kojaian beneficially owned approximately 95% of the voting securities of the Company, and after the exercise of all of the Warrants, would have beneficially owned approximately 80% of the voting securities of the Company.

         Pursuant to the terms of a letter agreement (the "Letter Agreement") dated August 30, 1999 among ASC and the sole member of ASC (Heinz C. Prechter) and Kojaian and the members of Kojaian (Mike Kojaian and C. Michael Kojaian ), Heinz C. Prechter agreed to purchase (through ASC or otherwise) 4,720,710 common shares and 976,176.095 First Series Preferred Shares of JPE, Inc. from Kojaian for $9,200. The Letter Agreement was subject to the conditions precedent of (i) obtaining the consent of Comerica Bank, the Company's post-Investment Transaction lender, and (ii) the termination of the applicable waiting period under the Hart-Scott-Rodino Act. On December 30, 1999, the last of the conditions precedent was fulfilled, and on such date the Letter Agreement was consummated.

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

         In connection with the closing of the Investment Transaction on May 27, 1999, the Company entered into a Consulting Services Agreement with ASC which requires payment of $250 annually, payable monthly, for consulting services provided by ASC with respect to various business, operating, management, and financial matters. In addition, the Company is required to pay ASC an additional fee equal to 2% of the excess of the final EBITDA over the targeted EBITDA (both defined in the Investment Agreement) for the 24 month period ending after the acquisition date.

         On July 1, 2000 the Company paid $1 plus other remuneration described below, to purchase certain assets and liabilities of MB Associates, Inc. ("MB"). MB was the exclusive sales representative for the Company's Trim Products Group. Prior to July 1, 2000, commission expenses were recorded by the Company's Trim Products Group as selling, general and administrative expenses. In connection with the purchase of MB, the Company entered into consulting and/or employment agreements with certain former owners and key members of MB's management team. Under the terms of these agreements, the Company paid an aggregate of $358 at closing and executed notes payable in the aggregate amount of $1,463. These notes require three payments of $488 due on June 30 of each of 2001, 2002 and 2003. In addition, the Company issued First Series Preferred Shares which shares are equal in value to $180 as a signing bonus for the individuals who became employees of the Company.

         Due to the events described above, the consolidated financial statements for periods prior to July 1, 2000, are not necessarily comparable to the consolidated financial statement presented after that date. JPE, Inc. is now operating under the assumed names of ASCET INC and ASC Exterior Technologies.

B.       INVENTORY:

         Inventories by component are as follows:

                                           MARCH 31, 2001          DECEMBER 31, 2000
                                           --------------          -----------------
         Finished goods                       $   11,081               $    12,148
         Work in process                           1,507                     1,698
         Raw material                              4,770                     5,413
         Tooling                                   2,345                     3,010
                                              -----------              ------------
                                              $   19,703               $    22,269
                                              ===========              ============

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)

C.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment by component is as follows:

                                                               MARCH 31, 2001          DECEMBER 31, 2000
                                                               --------------          -----------------
         Land                                                     $    706                 $    706
         Buildings                                                   5,503                    5,496
         Machinery and equipment                                    21,076                   20,871
         Furniture and fixtures                                      1,372                    1,372
                                                                  --------                 --------
                                                                    28,657                   28,445
              Less accumulated depreciation                         (5,664)                  (4,863)
                                                                  --------                 --------
                                                                  $ 22,993                 $ 23,582
                                                                  ========                 ========

D.       ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

         Accrued liabilities and other current liabilities consisted of the following:

                                                               MARCH 31, 2001          DECEMBER 31, 2000
                                                               --------------          -----------------

         Accrued compensation                                     $   495                  $   496
         Accrued interest                                             312                      359
         Accrued employee benefits                                  1,174                    1,609
         Accrued taxes                                              1,229                    1,041
         Other                                                        996                      814
                                                                  -------                  -------
                                                                  $ 4,206                  $ 4,319
                                                                  =======                  =======

E.       DEBT:

         Debt consisted of the following:

                                                             MARCH 31, 2001       DECEMBER 31, 2000
                                                             --------------       -----------------

        Revolving Credit Facility-Comerica Bank                  $ 30,448                 $ 42,874
        Notes Payable-MB purchase                                   1,464                    1,464
        Capitalized lease obligations                                 145                      193
        Subordinated demand note                                   15,000                       --
        Other                                                          26                       32
                                                                 --------                 --------
                                                                 $ 47,083                 $ 44,563
        Less:  Current portion                                        591                      611
                                                                 --------                 --------
                                                                 $ 46,492                 $ 43,952
                                                                 ========                 ========

         During the year 2000 and through February 6, 2001, the Company's source of funding was a $56,300 revolving credit demand loan from Comerica Bank. On February 7, 2001, the Company entered into a new $33,000 revolving credit facility with Comerica Bank (the "Comerica Facility") which matures February 1, 2003. Concurrent with the execution of the Comerica Facility, the Company received a $15,000 subordinated demand loan from ASC Incorporated which repaid $15,000 of the Company's $56,300 demand loan from Comerica Bank.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


E.       DEBT, continued:

         The new Comerica Facility provides for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. Advances are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9,000), plus an overformula amount of $10,000. The overformula amount is scheduled to amortize over a four year period beginning September 1, 2001, with the initial reduction of $1,000. All advances are fully secured by the Company's net assets.

         Required covenants under the Comerica Facility include submission of monthly and annual financial statements and annual financial projections during a prescribed period. Quarterly financial covenants include an interest expense coverage ratio for 2001 to date performance commencing September 30, 2001, and a Funded Debt to EBITDA coverage ratio as of no greater than 5 to 1 as of December 31, 2001. Both covenants exclude the effect of the $15,000 subordinated demand note from ASC Incorporated. In addition, the payment of dividends is prohibited by the terms of the Comerica Facility.

         The Company's $15,000 subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the note through at least April 1, 2002. Further, the Comerica Facility prohibits any payments to ASC Incorporated at non-arm's length amounts without prior consent.

         In addition, notes payable of the Company includes $1,464 due to the former owner of MB Associates, executed in connection with the purchase of MB Associates on July 1, 2000 (see Note A). These notes payable require three payments of $488 on June 30 of 2001, 2002 and 2003. The notes payable are non-interest bearing and are guaranteed by ASC Holdings LLC.

         The Company has used the payment terms of the new Comerica Facility to classify its debt maturities as of December 31, 2000.

         During the year 2000, the Company supplemented any funding inadequacies by advances from a $3,000 subordinated demand note dated August 23, 1999 with ASC Incorporated. Such advances were unsecured and subordinated to advances from Comerica Bank. Interest accrued at prime plus 1 1/2% and was payable quarterly. As of December 31, 2000, there were no advances outstanding under this note.

         In addition, on January 24, 2001, an additional Subordinated Demand Revolving Credit Note for $1,500 was executed with ASC Incorporated to satisfy the Company's need for additional funds during January 2001, just prior to the execution of the Comerica Facility. This additional $1,500 Note carried identical terms to the Company's previous $3,000 Subordinated Demand Note with ASC Incorporated. On February 7, 2001, concurrent with the execution of the Comerica Facility, the Company entered into a new $3,000 Revolving Line of Credit Note with ASC Incorporated. This Note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated. As of March 31, 2001, there were no advances outstanding under this note.

F.       WARRANTS TO ACQUIRE PREFERRED STOCK:

         The Investment Agreement provides that the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") were entitled to receive warrants (the "Warrants") entitling the holder with the right to purchase .075 First Series Preferred Shares of the Company for each share of common stock held on the Record Date. Each full warrant entitles the holder to purchase one First Series Preferred Share. The Warrants carry an initial exercise price of $9.99 per First Series Preferred Share, subject to price adjustments based on the final actual EBITDA (as defined in the Investment Agreement) and the cost of

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


F.       WARRANTS TO ACQUIRE PREFERRED STOCK, continued:

         certain environmental remediation for the 24 month period from the date of the consummation of the Investment Transaction. The Warrants are exercisable for a 90 day period following the providing of notice by the Company to the holders thereof of the Final Actual EBITDA.

         Based on the initial exercise price of the Warrants, the Company has assigned a fair value based on the difference between the exercise price and the present value of the exercise price for the 24 month period at a cost of capital discount rate. The fair value assigned was $238.9. If the exercise price of the Warrants is reduced by achieving an EBITDA amount in excess of target EBITDA of $34,300, then the difference in the exercise price will be treated as a contingency based on earnings in future periods and recorded as additional consideration. The additional consideration, if any, will be an increase to goodwill.

G.       INCOME TAXES:

         The Company's 3% effective tax rate for the three months ended March 31, 2001 is computed at regular tax rates, and reflects the Company's inability to deduct amortization expense of goodwill associated with the Investment Transactions, as well as state income taxes related to the Company's profitable locations.

         A reconciliation to the U.S. federal statutory tax rate is as follows:

                Statutory U.S. federal tax rate                            (34%)
                State taxes, net of federal tax benefit                      1
                Nondeductible Goodwill amortization and other expenses       1
                Foreign tax rate in excess of U.S. rate                      1
                Increase in valuation reserve                               34
                                                                          -----
                                                                             3%
                                                                          =====

         Deferred tax assets of approximately $11,100 have been reduced by a $8,700 valuation reserve, and deferred tax liabilities of $2,400 have been recorded. If in subsequent years, the initial valuation reserve related to the May 27, 1999 deferred tax assets (the date of the Investment Transaction) can be reduced, the effect will be to reduce goodwill before any benefit is realized in the Consolidated Statement of Operations.

H.       EARNINGS PER SHARE:

         The issuance of the First Series Preferred Shares resulted in the Successor Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128 - Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class of stock. Based on the participating rights of the First Series Preferred Shares as of March 31, 2001, approximately 87.6% of the earnings will be allocated to these shares and 12.4% of earnings to the common stock. Shares outstanding for the computation of basic earnings per share were 14,043,600 common shares as of March 31, 2000, and March 31, 2001. The First Series Preferred Shares outstanding were 1,973,002 shares as of March 31, 2000 and 1,993,694 shares outstanding as of March 31, 2001. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. Options for common shares outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution. The Warrants for the First Series Preferred Shares had no effect on the denominator in the earnings per share calculation for the three months ended March 31, 2001 as the effect would be antidilutive. The Warrants for the First Series Preferred Shares had the effect of increasing the denominator in the earnings per share calculation by 53,726 shares and 39,673 shares for the three months ended March 31, 2000, and March 31, 2001, respectively.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


I.       SEGMENT INFORMATION:

         Since the date of the Investment Transaction, May 27, 1999, the Company manages and reports its operating activities under two segments, Trim Products and Truck and Automotive Replacement Parts. The Trim Products segment consists of decorative and functional exterior trim sold to original equipment manufacturers ("OEM's"). The Truck and Automotive Replacement Parts segment consists of heavy-duty vehicle undercarriage parts and brake systems for the automotive industry.

         The accounting policies for the segments are the same as those used for the consolidated financial statements. There are no inter-segment sales and management does not allocate interest or corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income. Segment profit is defined as sales minus cost of goods sold and selling, general and administrative expenses. Other charges relate to non-recurring expense and income items.

         Information by operating segment for the three months ended March 31, 2001 and 2000 is summarized below:


                                                                             For The Three Months Ended March 31,
                                                                             ------------------------------------
                                                                             Trim         Replacements
                                                                           Products          Parts           Total
                                                                           --------          -----           -----
         Sales to unaffiliated customers
              2001                                                       $    16,961     $    13,418       $    30,379
              2000                                                            24,890          12,837            37,727

         Segment profit (loss)
              2001                                                       $      (667)    $       759       $        92
              2000                                                             1,853             714             2,567

         Other charges (income)
              2001                                                       $        --     $        --       $        --
              2000                                                                (2)             --                (2)

         Depreciation and amortization
              2001                                                       $       599     $       198       $       797
              2000                                                               686             233               919

         Segment assets
              March 31, 2001                                             $    37,977     $    27,124       $    65,101
              December 31, 2000                                               39,392          25,870            65,262

         Expenditures for segment assets
              2001                                                       $       195     $        18       $       213
              2000                                                               182              92               274

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


I.       SEGMENT INFORMATION, continued:

         A reconciliation of segment profit for reportable segments to income
         (loss) before taxes is as follows:

                                                                      For the Three Months Ended March 31,
                                                                      ------------------------------------
                                                                          2001                    2000
                                                                          ----                    ----
         Segment profit                                                   $     92               $   2,567
         Other income                                                           --                       2
         Corporate expense                                                  (1,331)                   (762)
         Interest expense                                                     (949)                 (1,213)
                                                                          ---------               ---------

         Income (loss) before taxes                                       $ (2,188)               $    594
                                                                          =========               =========

         A reconciliation of segment assets to consolidated assets is as follows:

                                                                      March 31, 2001        December 31, 2000
                                                                      --------------        -----------------
         Segment assets                                                   $ 65,101                $ 65,262
         Corporate assets                                                    4,616                   4,628
                                                                          ---------               ---------
                                                                          $ 69,717                $ 69,890
                                                                          =========               =========

J.       SUBSEQUENT EVENTS:

         A management employee of the Company, who previously executed a non-compete agreement in connection with the purchase of the net assets of MB Associates, left the employ of the Company. The Company, recognized a charge to net income from operations of $338 during April 2001, when the former employee's non-compete obligation was cancelled.

         A customer of the Company's aftermarket operations filed for bankruptcy court protection from its creditors on May 7, 2001. The Company is assessing the financial impact of this filing on its second quarter 2001 financial statements. As of the date of the bankruptcy filing, amounts due to the Company by this customer totaled $410.

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

RECENT INFORMATION
GENERAL AND RECENT INFORMATION

JPE, Inc. (together with its subsidiaries, the "Company"), through its three operating subsidiaries, Dayton Parts, Inc. (DPI), Starboard Industries, Inc.
(SBI) and Plastic Trim, Inc. (PTI) manufactures and distributes automotive and truck components to original equipment manufacturers ("OEMs") and to the aftermarket.

The Company had 2000 annual revenues of approximately $139,000 and total assets of approximately $70,000. JPE, Inc. is now operating under the assumed names of ASCET INC and ASC Exterior Technologies. PTI now operates under the assumed names of ASC Exterior Technologies - Dayton and ASC Exterior Technologies - Beavercreek. SBI now operates under the assumed name of ASC Exterior Technologies - East Tawas.

RESULTS OF OPERATIONS

Managements' discussion and analysis of the results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 is as follows:

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net sales for the quarter ended March 31, 2001 and 2000 were as follows (in thousands):

                                                   2001                       2000
                                                   ----                       ----
Trim Products                                    $ 16,961                  $ 24,890
Replacement Parts                                  13,418                    12,837
                                                 ---------                 ---------

Total                                            $ 30,379                  $ 37,727
                                                 =========                 =========

The decrease in Trim Products Segment sales of $7,929, or 31.9%, is the result of a revenue reduction related to the completion of product programs for which the Company was not awarded replacement business, as well as a decrease in customer orders in the first quarter of 2001 caused by the economic downturn, and customer required price concessions. The sales increase in the Replacement Part Segment of $581, or 4.5% is attributable to an increase in heavy duty truck repair orders.

Gross profit was $3,112, or 10.2% of sales for the three months ended March 31, 2001 compared to $6,805, or 18.0% of sales, for the same quarter last year.

The gross profit by segment is as follows (in thousands):

                                                 2001                     2000
                                                 ----                     ----
Trim Products                                 $  (129)                  $ 3,618
Replacement Parts                               3,241                     3,187
                                              --------                  --------

Total                                         $ 3,112                   $ 6,805
                                              ========                  ========

The gross profit percentage for the Trim Products Segment was (.8)% and 14.5% for the quarters ended March 31, 2001 and 2000, respectively. The decrease in the gross profit percentage was attributable to sales volume declines and the effect on overhead absorption costs, continued higher scrap rates, increased freight costs, third party quality inspection costs, and lower labor efficiencies at the Dayton, Ohio operation. During the quarter, management continued to address these issues by implementing staff reductions and intensive quality control improvement measures.

The gross profit as percentage of sales for the Replacement Parts Segment was 24.2%, compared to 24.8% for the three months ended March 31, 2001 and 2000, respectively, and reflects pricing discounts offered to customers during the quarter and sales of lower margin products.

Selling, general and administrative (SGA) expenses for the three months ended March 31, 2001 were $4,351 or 14.3% of sales compared to $5,000 or 13.3% of sales for the quarter ended March 31, 2000. Detail of SGA expenses, for the three months ended March 31, 2001 are as follows (in thousands):

                                                   2001                     2000
                                                   ----                     ----
Trim Products                                  $      538              $    1,765
Replacement Parts                                   2,482                   2,473
Corporate                                           1,331                     762
                                               -----------             -----------
Total                                          $    4,351              $    5,000
                                               ===========             ===========

SGA expense for the Trim Products Segment was $538 or 3.2% of sales for the quarter ended March 31, 2001, compared to $1,765 or 7.1% of sales for the quarter ended March 31, 2000. The lower percentage is primarily attributable to the elimination of the sales commission to MB Associates of $594 as a result of the purchase of its assets and liabilities on July 1, 2000 and the inclusion of these salaries and administrative expenses as Corporate expenses. Without this change, SGA expense for the Trim Products Segment would have been $1,132 or 6.7% of sales for the quarter ended March 31, 2001, and reflects staff reductions made during the quarter.

The Replacement Parts Segment's SGA expenses were $2,482 or 18.5% of sales and $2,473 or 19.3% of sales for the three months ended March 31, 2001 and 2000, respectively. In the Replacement Parts Segment, management reduced its costs to keep pace with diminished revenues resulting from the industry decline during 2000.

Corporate administrative costs for the three months ended March 31, 2001 and 2000 were $1,331 and $762, respectively. The increase in corporate administrative costs reflect program management fees and product development costs related to the Company's Trim Products Segment together with the addition of MB Associates salaries and administration costs resulting from the purchase of MB Associates on July 1, 2000.

Interest expense for the three months ended March 31, 2001 was $949, compared to $1,213 for the quarter ended March 31, 2000. The reduction in interest expense reflects lower borrowing costs of the new bank credit facility, which was executed February 7, 2001, as well as a reduction in total bank borrowings due to the subordinated debt funding, which carries a lower interest rate than bank borrowings.

The Company's effective tax rate of 3% for the three months ended March 31, 2001, reflects regular tax rates and the Company's inability to deduct amortization expense of goodwill associated with the Investment Transaction, as well as state income taxes related to the Company's profitable locations.

LIQUIDITY AND CAPITAL RESOURCES

During the year 2000 and through February 6, 2001, the Company's principal source of liquidity was a $56,300 demand loan from Comerica Bank which was available to fund daily working capital needs in excess of internally generated funds. On February 7, 2001, the Company entered into a new $33,000 revolving credit facility with Comerica Bank (the "Comerica Facility") which matures February 1, 2003. Concurrent with the execution of this Comerica Facility, the Company received a $15,000 subordinated demand loan from ASC Incorporated which repaid $15,000 of the Company's $56,300 demand loan from Comerica Bank.

In connection with the Comerica Facility, the Company has signed a promissory note in the amount of $33,000, providing for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. For 2001 and through March 31, 2002, the Company's margin on prime based loans and Eurodollar loans is 1/4% and 2 1/4%, respectively. Eurodollar borrowings for 1 month to 6 months are permitted at the option of the Company. Advances under the Comerica Facility are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9,000), plus an overformula amount of $10,000. The overformula amount is scheduled to amortize over a four year period beginning September 1, 2001, with the initial reduction of $1,000. All advances are fully secured by the Company's net assets.

Required covenants under the Comerica Facility include submission of monthly and annual financial statements and annual financial projections during a prescribed period. Quarterly financial covenants include an interest expense coverage ratio for 2001 to date performance commencing September 30, 2001, and a Funded Debt to EBITDA coverage ratio no greater than 5 to 1 as of December 31, 2001. Both covenants exclude the effect of the $15,000 subordinated demand note from ASC Incorporated. In addition, the payment of dividends is prohibited by the terms of the Comerica Facility.

The Company's $15,000 subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the Note through at least April 1, 2002. Further, the Comerica Facility prohibits any payments to ASC Incorporated at non arm's length amounts, without prior consent

Borrowings at March 31, 2001, under the Comerica Facility were $30,400, with unused borrowing capacity of $1,400. Together with internally generated cash flow, the Company believes the Comerica Facility is adequate to provide working capital funding during the course of the year, except in the event of a sustained cyclical downturn in the automotive industry.

On January 24, 2001, just prior to the Company entering into the new Comerica Facility, an additional Subordinated Demand Revolving Credit Note for $1,500 was executed with ASC Incorporated to satisfy the Company's need for additional funds during January 2001. This additional $1,500 Note carried identical terms to the Company's previous $3,000 Subordinated Demand Note with ASC Incorporated. On February 7, 2001, concurrent with the execution of the Comerica Facility, the Company entered into a new $3,000 Revolving Line of Credit Note with ASC Incorporated. This Note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company has experienced lower sales volumes during the last quarter of 2000 and throughout the first quarter of 2001, as a result of a general softening of the U.S. economy, and has been affected by pressures from the Company's largest customers for price concessions. The Company expects automotive industry conditions for 2001 to be consistent with this recent experience. Although most underlying fundamentals remain strong, the impact of the OEM vehicle manufacturers to rebalance inventories and the trend of retail sales and other uncertainties may adversely impact the Company's 2001 financial performance.

Furthermore, in the normal course of business the Company is subject to market exposures from changes in interest rates. The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's March 31, 2001 Comerica bank debt represents borrowings at the bank's prime rate plus 1/4% or Eurodollar rates plus 2 1/4%. Interest expense on the Company's $15,000 subordinated debt to ASC Incorporated is based on ASC's actual cost of borrowing which fluctuates based on rates charged ASC by commercial lenders. As such, future borrowings for the Company are sensitive to changes in interest rates. At March 31, 2001, the weighted average interest rate of the $30,400 Comerica Debt and the Company's $15,000 Subordinated Debt to ASC Incorporated was 8.78% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $949 for the three months ended March 31, 2001. The potential increase in interest expense from a hypothetical 2% adverse change, assuming the March 31, 2001 Company's total debt was outstanding for the entire year, would be $908.

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

                           PART II. OTHER INFORMATION

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)


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


                           JPE, Inc. d/b/a ASCET and ASC Exterior Technologies


                           By:      /s/ Robert A. Naglick
                                ------------------------------
                                    Robert A. Naglick
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)

Date:  May 11, 2001