Form 10-Q
period 2001-06-30
JPE INC
filed 2001-08-09
CIK 884637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period from ________ to __________.

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

As of June 30, 2001, there were 14,043,600 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 22 pages, of which this is page 1.

             JPE, INC. (D/B/A ASCET, AND ASC EXTERIOR TECHNOLOGIES)

                                      INDEX


                                                                                                                  Page
                                                                                                                  ----
PART I.         Financial Information

                ITEM 1.    Financial Statements
                           Consolidated Condensed Balance Sheets                                                    3
                           -  At June 30, 2001 (Unaudited)
                           -  At December 31, 2000

                           Consolidated Condensed Statements of  Operations (Unaudited)                             4
                           -  For the Three Months Ended June 30, 2001 and 2000
                           -  For the Six Months Ended June 30, 2001 and 2000

                           Consolidated Condensed Statements of  Shareholders' Equity (Unaudited)                   6
                           -  For the Six Months Ended June 30, 2001

                           Consolidated Condensed Statements of  Cash Flows (Unaudited)                             7
                           -  For the Six Months ended June 30, 2001 and 2000

                           Notes to Unaudited Consolidated Condensed Financial Statements                           8

                ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations   15

                ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk                              19


PART II.        Other Information

                ITEM 6.    Exhibits and Reports                                                                    21

SIGNATURE                                                                                                          22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ($ amounts in thousands)

                                                                      AT JUNE 30,                  AT
                                                                          2001                DECEMBER 31,
                                                                      (UNAUDITED)                 2000
                                                                      -----------                 ----
                                    ASSETS
Current assets:
      Cash and cash equivalents                                         $       --             $     196
      Accounts receivables trade, net                                       16,651                14,506
      Inventory                                                             18,764                22,269
      Other current assets                                                   1,898                 1,405
                                                                        ----------             ---------
            Total current assets                                            37,313                38,376

      Property, plant and equipment, net                                    22,692                23,582
      Goodwill, net                                                          3,496                 3,630
      Deferred income taxes                                                  2,547                 2,295
      Other assets                                                           1,232                 2,007
                                                                        ----------             ---------

            Total assets                                                $   67,280             $  69,890
                                                                        ==========             =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Current portion of long-term debt                                 $      604             $     611
      Accounts payable                                                      10,510                 8,722
      Accrued liabilities                                                    3,782                 4,319
      Income Taxes                                                             260                   224
                                                                        ----------             ---------
            Total current liabilities                                       15,156                13,876

      Deferred income taxes                                                  2,547                 2,295
      Other liabilities                                                         --                    20
      Long-term debt, non-current                                           42,837                43,952
                                                                        ----------             ---------

            Total liabilities                                               60,540                60,143
                                                                        ----------             ---------

Shareholders' equity (deficit):
      Warrants                                                                 293                   293
      First Series Preferred Shares, no par value, 50 votes per
      share, 3,000,000 authorized, 1,973,002 and 1,993,694
      shares issued and outstanding at June 30, 2001 and
      December 31, 2000, respectively                                       16,590                16,770
      Common stock, no par value, 15,000,000 authorized,
      14,043,600 shares issued and outstanding at June 30,
      2001 and December 31, 2000                                             2,379                 2,379
      Accumulated deficit                                                  (12,522)               (9,695)
                                                                        ----------             ---------
            Total shareholders' equity                                       6,740                 9,747
                                                                        ----------             ---------
            Total liabilities and shareholders' equity                  $   67,280             $  69,890
                                                                        ==========             =========



                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)



                                                                                   2001               2000
                                                                                   ----               ----
Net sales                                                                      $     34,491        $  38,298
Cost of goods sold                                                                   29,472           33,734
                                                                               ------------        ---------

Gross profit                                                                          5,019            4,564
Selling, general and administrative expenses                                          4,762            5,187
Other expenses                                                                            9               --
Interest expense, net                                                                   773            1,176
                                                                               ------------        ---------

Loss from operations before income taxes                                               (525)          (1,799)
Income tax expense (benefit)                                                             58             (138)
                                                                               ------------        ---------

Net loss                                                                       $       (583)       $  (1,661)
                                                                               ============        =========

Basic loss per share:
         Common Shares                                                         $      (0.01)       $   (0.01)
         First Series Preferred Shares                                         $      (0.26)       $   (0.74)
Loss per share assuming dilution:
         Common Shares                                                         $      (0.01)       $   (0.01)
         First Series Preferred Shares                                         $      (0.26)       $   (0.74)



                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)



                                                                                   2001               2000
                                                                                   ----               ----
Net sales                                                                      $     64,885        $  76,025
Cost of goods sold                                                                   56,754           64,656
                                                                               ------------        ---------

Gross profit                                                                          8,131           11,369
Selling, general and administrative expenses                                          9,106           10,185
Other expenses                                                                           15               --
Interest expense, net                                                                 1,723            2,390
                                                                               ------------        ---------

Loss from operations before income taxes                                             (2,713)          (1,206)
Income tax expense                                                                      114              116
                                                                               ------------        ---------

Net loss                                                                       $     (2,827)       $  (1,322)
                                                                               ============        =========

Loss per share:
         Common Shares                                                         $      (0.03)       $   (0.01)
         First Series Preferred Shares                                         $      (1.25)       $   (0.59)
Loss per share assuming dilution:
         Common Shares                                                         $      (0.03)       $   (0.01)
         First Series Preferred Shares                                         $      (1.25)       $   (0.59)



                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)
                            ($ amounts in thousands)


                                                   BALANCES AT           REDEMPTION OF         NET LOSS FOR THE
                                                   DECEMBER 31,           SHAREHOLDER          SIX MONTHS ENDED      BALANCES AT
                                                       2000                INTERESTS            JUNE 30, 2001       JUNE 30, 2001
                                                  ----------------     -------------------    -------------------   --------------
Common Stock:
Shares Outstanding                                   14,043,600                                                        14,043,600
Amount                                             $      2,379                                                      $      2,379

First Series Preferred Shares:
Shares Outstanding                                    1,993,694                                                         1,993,694
Amount                                             $     16,770           $     (180)                                $     16,590

Warrants:
Warrants Outstanding                                    422,601                                                           422,601
Amount                                             $        293                                                      $        293

Accumulated deficit                                $     (9,695)          $                     $   (2,827)          $    (12,522)
                                                   ------------           ----------            ----------           ------------

Total Shareholder Equity                           $      9,747           $     (180)           $   (2,827)          $      6,740
                                                   ============           ==========            ==========           ============


                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        For the Six Months ended June 30,
                                   (Unaudited)
                            ($ amounts in thousands)


                                                                                     2001                 2000
                                                                                     ----                 ----
Cash flows from operating activities:
     Net loss                                                                      $   (2,827)            $  (1,322)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                  1,979                 1,906
         Write Down of Impaired Asset                                                     338
         Changes in operating assets and liabilities:
              Accounts receivable                                                      (2,145)                 (935)
              Inventory                                                                 3,505                   605
              Other current assets                                                       (459)                  146
              Accounts payable                                                          1,788                 1,405
              Accrued liabilities and income taxes                                       (521)                1,222
                                                                                   ----------             ---------
         Net cash provided by operating activities                                      1,658                 3,027

Cash flows from investing activities:
     Purchase of property and equipment                                                  (727)                 (832)
     Proceeds from sale of assets                                                          11                   (55)
     Other                                                                                (16)                  600
                                                                                   ----------             ---------
         Net cash used for investing activities                                          (732)                 (287)

Cash flows from financing activities:
     Net payments under demand notes                                                   (1,115)               (3,227)
     Repayments of other debt                                                              (7)                  (70)
                                                                                   ----------             ---------
         Net cash used for financing activities                                        (1,122)               (3,297)

Cash and cash equivalents:
     Net decrease in cash                                                                (196)                 (557)
     Cash, beginning of period                                                            196                   639
                                                                                   ----------             ---------
     Cash, end of period                                                           $       --             $      82
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

         On May 27, 1999 in accordance with the terms of an Investment Agreement (the "Investment Agreement") among JPE, Inc., ASC Holdings LLC ("ASC") and Kojaian Holdings LLC ("Kojaian") dated April 28, 1999 the Company issued 1,952,352.19 shares of First Series Preferred Shares to ASC and Kojaian for an aggregate purchase price of $16,413. In addition, on May 27, 1999 ASC and Kojaian, purchased 9,441,420 newly issued shares of common stock for an aggregate purchase price of $1,987. These newly issued shares of common stock were distributed to ASC and Kojaian on June 12, 1999.

         Each First Series Preferred Share possesses voting and equity rights equal to 50 common shares of the Company. In addition, the Investment Agreement provided that the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") were entitled to receive warrants to purchase First Series Preferred Shares (the "Warrants"). Each holder of common stock received .075 Warrants for each share of common stock held on the record date, and each full Warrant entitled the holder to purchase one First Series Preferred Share. The Warrants were distributed as a dividend to such shareholders during June 1999. In accordance with the Investment Agreement, the warrant exercise price was set at $8.16 per First Series Preferred Share. On July 6, 2001, the Company notified the warrant holders of their rights to exercise their warrants at $8.16 per First Series Preferred Share. The Warrants are exercisable for a 90 day period commencing July 6, 2001 and expiring October 4, 2001.

         On December 30, 1999, pursuant to the terms of a letter agreement dated August 30, 1999 among ASC and Kojaian, ASC purchased 4,720,710 common shares and 976,176.095 First Series Preferred Shares of JPE, Inc. from Kojaian for $9,200. As a result ASC now owns a total of 9,441,420 common shares and 1,952,353.19 First Series Preferred Shares of JPE, Inc., constituting approximately 95% of the beneficial interests of the Company.

         During July 2000 the Company paid $1 plus other remuneration, to purchase certain assets and liabilities of MB Associates, Inc. ("MB"), which operated as the exclusive sales representative for the Company's Trim Products Group. Prior to that date, commission expenses were recorded as selling, general and administrative expenses. In addition, the Company entered into consulting and/or employment agreements with certain former MB owners and key management members. Under the terms of these agreements, the Company paid $358 at closing and executed notes payable in the aggregate amount of $1,463. These notes require three payments of $488 due each June 30 of 2001, 2002 and 2003. In addition, First Series Preferred Shares, equal in value to $180 were distributed to these individuals as a signing bonus. These shares were subsequently redeemed by the Company for cash consideration on June 30, 2001.

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


B.       INVENTORY:

         Inventories by component are as follows:

                                                               JUNE 30, 2001           DECEMBER 31, 2000
                                                               -------------           -----------------
         Finished goods                                           $ 10,436                 $ 12,148
         Work in process                                             1,409                    1,698
         Raw material                                                4,644                    5,413
         Tooling                                                     2,275                    3,010
                                                                  --------                 --------
                                                                  $ 18,764                 $ 22,269
                                                                  ========                 ========


C.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment by component is as follows:

                                                               JUNE 30, 2001           DECEMBER 31, 2000
                                                               -------------           -----------------
         Land                                                     $    706                 $    706
         Buildings                                                   5,496                    5,496
         Machinery and equipment                                    21,560                   20,871
         Furniture and fixtures                                      1,372                    1,372
                                                                  --------                 --------
                                                                    29,134                   28,445
              Less accumulated depreciation                         (6,442)                  (4,863)
                                                                  --------                 --------
                                                                  $ 22,692                 $ 23,582
                                                                  ========                 ========


D.       ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

         Accrued liabilities and other current liabilities consisted of the following:

                                                               JUNE 30, 2001           DECEMBER 31, 2000
                                                               -------------           -----------------

         Accrued compensation                                     $   442                  $   496
         Accrued interest                                             105                      359
         Accrued employee benefits                                  1,303                    1,609
         Accrued taxes                                              1,278                    1,041
         Other                                                        654                      814
                                                                  -------                  -------
                                                                  $ 3,782                  $ 4,319
                                                                  =======                  =======

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)




E.       DEBT:

         Debt consisted of the following:

                                                             JUNE 30, 2001        DECEMBER 31, 2000
                                                             -------------        -----------------
        Revolving Credit Facility-Comerica Bank                  $ 27,323                 $ 42,874
        Notes Payable-MB purchase                                     975                    1,464
        Capitalized lease obligations                                 117                      193
        Subordinated demand note                                   15,000                       --
        Other                                                          26                       32
                                                                 --------                 --------
                                                                 $ 43,441                 $ 44,563
        Less:  Current portion                                        604                      611
                                                                 --------                 --------
                                                                 $ 42,837                 $ 43,952
                                                                 ========                 ========

         During the year 2000 and through February 6, 2001, the Company's source of funding was a $56,300 revolving credit demand loan from Comerica Bank. On February 7, 2001, the Company entered into a new $33,000 revolving credit facility with Comerica Bank (the "Comerica Facility") which matures February 1, 2003. Concurrent with the execution of the Comerica Facility, the Company received a $15,000 subordinated demand loan from ASC Incorporated, the proceeds of which were used to repay $15,000 of the Company's $56,300 demand loan from Comerica Bank.

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

         Required covenants under the Comerica Facility include submission of monthly and annual financial statements and annual financial projections during a prescribed period. Quarterly financial covenants include an interest expense coverage ratio for 2001 year to date performance commencing September 30, 2001, and a Funded Debt to EBITDA coverage ratio (Earnings Before Interest and Taxes, plus Depreciation and Amortization expenses) as of no greater than 5 to 1 as of December 31, 2001. Both covenants exclude the effect of the $15,000 subordinated demand note from ASC Incorporated. In addition, the payment of dividends is prohibited by the terms of the Comerica Facility.

         The Company's $15,000 subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the note through at least July 1, 2002. Further, the Comerica Facility prohibits any payments to ASC Incorporated at non-arm's length amounts without prior consent.

         In addition, notes payable of the Company at June 30, 2001 include a note in the original principal amount of $975 due to the former owners of MB Associates, which was executed in connection with the purchase of MB Associates on July 1, 2000 (see Note A). Remaining payments on these notes are $488 each due on June 30, 2002 and 2003. All notes payable are non-interest bearing and are guaranteed by ASC Holdings LLC.

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

         On February 7, 2001, concurrent with the execution of the Comerica Facility, the Company entered into a new $3,000 Revolving Line of Credit Note with ASC Incorporated. This note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated. As of June 30, 2001, there were no advances outstanding under this note.

F.       WARRANTS TO ACQUIRE PREFERRED STOCK:

         Pursuant to the Investment Agreement, the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") received warrants (the "Warrants") entitling them to purchase .075 First Series Preferred Shares of the Company for each share of common stock held on the Record Date. Each full warrant entitles the holder to purchase one First Series Preferred Share. The Warrant exercise price is $8.16 per First Series Preferred Share, calculated in accordance with the Investment Agreement. On July 6, 2001, the Company notified the warrant holders of their rights to exercise their warrants at $8.16 per First Series Preferred Share. The Warrants are exercisable for a 90 day period commencing July 6, 2001, and expiring October 4, 2001.

         At the date of the Investment Transaction, the Company assigned a fair value of $238.9, based on the difference between the exercise price of the warrants and the present value of the exercise price for the 24 month period at a cost of capital discount rate.

G.       INCOME TAXES:

         The Company's 4% effective tax rate for the six months ended June 30, 2001 is computed at regular tax rates, and reflects the Company's inability to deduct amortization expense of goodwill associated with the Investment Transaction, as well as state and foreign income taxes related to the Company's profitable locations.

         A reconciliation to the U.S. federal statutory tax rate is as follows:

         Statutory U.S. federal tax rate                                (34%)
         State taxes, net of federal tax benefit                           2
         Nondeductible Goodwill amortization and other expenses            1
         Foreign tax rate in excess of U.S. rate                           1
         Increase in valuation reserve                                    34
                                                                        ------
                                                                           4%
                                                                        ======

         Deferred tax assets of $11,488 have been reduced by a $8,941 valuation reserve, and deferred tax liabilities of $2,547 have been recorded. If in subsequent years, the initial valuation reserve related to the May 27, 1999 deferred tax assets (the date of the Investment Transaction) can be reduced, the effect will be to reduce goodwill before any benefit is realized in the Consolidated Statement of Operations.

H.       EARNINGS PER SHARE:

         The issuance of the First Series Preferred Shares resulted in the Successor Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128 - Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)

         allocation formula is used to determine the amount of earnings allocated to each class of stock. Based on the participating rights of the First Series Preferred Shares as of June 30, 2001, approximately 87.6% of the earnings will be allocated to these shares and 12.4% of earnings to the common stock. Shares outstanding for the computation of basic earnings per share were 14,043,600 common shares as of June 30, 2000, and June 30, 2001. The First Series Preferred Shares outstanding were 1,973,002 shares as of June 30, 2000 and 2001. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. Options for common shares outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution. The Warrants for the First Series Preferred Shares had no effect on the denominator in the earnings per share calculation for the three months and six months ended June 30, 2001 as the effect would be antidilutive, and the Company could purchase shares on the open market at a price significantly less than the exercise price. For the three months and six months ended June 30, 2000, these warrants had the effect of increasing the denominator in the earnings per share calculation by 79,978 shares and 65,730 shares respectively.

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

         Information by operating segment for the three months ended June 30, 2001 and 2000 is summarized below:

                                                                             For The Three Months Ended June 30,
                                                                             -----------------------------------
                                                                             Trim         Replacements
                                                                           Products          Parts           Total
                                                                           --------          -----           -----
         Sales to unaffiliated customers
              2001                                                       $    19,564     $    14,927       $    34,491
              2000                                                            24,462          13,836            38,298

         Segment profit (loss)
              2001                                                       $       984     $       892       $     1,876
              2000                                                              (748)          1,012               264

         Other charges (income)
              2001                                                       $        --     $        --       $        --
              2000                                                                --              --                --

         Depreciation and amortization
              2001                                                       $       599     $       200       $       799
              2000                                                               780             181               961

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


I.       SEGMENT INFORMATION, continued:

                                                                             For The Three Months Ended June 30,
                                                                             -----------------------------------
                                                                             Trim         Replacements
                                                                           Products          Parts           Total
                                                                           --------          -----           -----
         Segment assets
              June 30, 2001                                              $    36,639     $    26,907       $    63,546
              December 31, 2000                                               39,392          25,870            65,262

         Expenditures for segment assets
              2001                                                       $       437     $        28       $       465
              2000                                                               264             153               417

         A reconciliation of segment profit for reportable segments to income
(loss) before taxes is as follows:

                                                                        For the Three Months Ended June 30,
                                                                        -----------------------------------
                                                                           2001                    2000
                                                                           ----                    ----
         Segment profit                                                   $  1,876                $    264
         Other income (expense)                                                 (9)                     --
         Corporate expense                                                  (1,619)                   (887)
         Interest expense                                                     (773)                 (1,176)
                                                                          --------                --------

         Loss before taxes                                                $   (525)               $ (1,799)
                                                                          ========                ========

         Information by operating segment for the six months ended June 30, 2001 and 2000 is summarized below:

                                                                              For The Six Months Ended June 30,
                                                                              ---------------------------------
                                                                             Trim         Replacements
                                                                           Products          Parts           Total
                                                                           --------          -----           -----
         Sales to unaffiliated customers
              2001                                                       $    36,540     $    28,345       $    64,885
              2000                                                            49,352          26,673            76,025

         Segment profit
              2001                                                       $       317     $     1,658       $     1,975
              2000                                                             1,104           1,735             2,839

         Other charges
              2001                                                       $         9     $        --       $         9
              2000                                                                 7              --                 7

         Depreciation and amortization
              2001                                                       $     1,198     $       398       $     1,596
              2000                                                             1,480             413             1,893

         Expenditures for segment assets
              2001                                                       $       632     $        46       $       678
              2000                                                               560             245               805

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

I.       SEGMENT INFORMATION, continued:

         A reconciliation of segment profit for reportable segments to income
(loss) before taxes is as follows:

                                                                        For the Six Months Ended June 30,
                                                                        ---------------------------------
                                                                           2001                   2000
                                                                           ----                   ----
         Segment profit                                                   $ 1,975                 $ 2,839
         Other income (expense)                                               (15)                     --
         Corporate expense                                                 (2,950)                 (1,655)
         Interest expense                                                  (1,723)                 (2,390)
                                                                          -------                 -------

         Loss before taxes                                                $(2,713)                $(1,206)
                                                                          =======                 =======

         A reconciliation of segment assets to consolidated assets is as follows:

                                                                      June 30, 2001         December 31, 2000
                                                                      -------------         -----------------
         Segment assets                                                   $ 63,546                $ 65,262
         Corporate assets                                                    3,734                   4,628
                                                                          --------                --------
                                                                          $ 67,280                $ 69,890
                                                                          ========                ========

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

RECENT INFORMATION
GENERAL AND RECENT INFORMATION

JPE, Inc. (together with its subsidiaries, the "Company"), through its three operating subsidiaries, Dayton Parts, Inc. (DPI), Starboard Industries, Inc.
(SBI) and Plastic Trim, Inc. (PTI), manufactures and distributes automotive and truck components to original equipment manufacturers ("OEMs") and to the aftermarket.

The Company had 2000 annual revenues of approximately $139,000 and total assets of approximately $70,000. JPE, Inc. now operates under the assumed names of ASCET INC and ASC Exterior Technologies. PTI now operates under the assumed names of ASC Exterior Technologies - Dayton and ASC Exterior Technologies - Beavercreek. SBI now operates under the assumed name of ASC Exterior Technologies - East Tawas.

RESULTS OF OPERATIONS

Managements' discussion and analysis of the results of operations for the three months ended June 30, 2001, compared to the three months ended June 30, 2000 is as follows:

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net sales for the quarter ended June 30, 2001 and 2000 were as follows (in thousands):

                                                   2001                     2000
                                                   ----                     ----
Trim Products                                    $ 19,564                  $ 24,462
Replacement Parts                                  14,927                    13,836
                                                 --------                  --------

Total                                            $ 34,491                  $ 38,298
                                                 ========                  ========

The decrease in Trim Products Segment sales of $4,898, or 20%, is related to the completion of product programs for which the Company was not awarded replacement business, as well as a decrease in customer orders in the second quarter of 2001 caused by the continued economic downturn, and the impact of customer negotiated price concessions. The sales increase in the Replacement Part Segment of $1,091, or 7.9%, is attributable to an increase in heavy duty truck repair orders.

Gross profit was $5,019, or 14.6% of sales, for the three months ended June 30, 2001, compared to $4,564, or 11.9% of sales, for the same quarter last year.

The gross profit by segment is as follows (in thousands):

                                                  2001                      2000
                                                  ----                      ----
Trim Products                                    $ 1,520                   $ 1,152
Replacement Parts                                  3,499                     3,412
                                                 -------                   -------

Total                                            $ 5,019                   $ 4,564
                                                 =======                   =======

The gross profit percentage for the Trim Products Segment was 7.8% and 4.7% for the quarters ended June 30, 2001 and 2000, respectively. The increase in the gross profit percentage was attributable to lower scrap rate, lower third party quality inspection costs and higher labor efficiencies at the Dayton, Ohio operation which more than offset the effect on overhead absorption costs of sales volume decline and the impact of customer negotiated price concessions.

The gross profit as percentage of sales for the Replacement Parts Segment was 23.4%, compared to 24.7% for the three months ended June 30, 2001 and 2000, respectively, and reflects pricing discounts offered to customers during the quarter, sales of lower margin products and increased energy costs.

Selling, general and administrative (SGA) expenses for the three months ended June 30, 2001 were $4,762, or 13.8% of sales, compared to $5,187, or 13.5% of sales, for the quarter ended June 30, 2000. Detail of SGA expenses, for the three months ended June 30, 2001 are as follows (in thousands):

                                                   2001                     2000
                                                   ----                     ----
Trim Products                                     $   536                 $ 1,900
Replacement Parts                                   2,607                   2,400
Corporate                                           1,619                     887
                                                  -------                 -------
Total                                             $ 4,762                 $ 5,187
                                                  =======                 =======

SGA expense for the Trim Products Segment was $536, or 2.7% of sales, for the quarter ended June 30, 2001, compared to $1,900, or 7.8% of sales, for the quarter ended June 30, 2000. The lower percentage is primarily attributable to the elimination of the sales commission to MB Associates of $685 as a result of the purchase of its assets and liabilities on July 1, 2000 and the inclusion of these salaries and administrative expenses as Corporate expenses. Without this change, SGA expense for the Trim Products Segment would have been $1,221, or 6.2% of sales, for the quarter ended June 30, 2001, and reflects staff reductions made during the quarter.

The Replacement Parts Segment's SGA expenses were $2,607, or 17.5% of sales, and $2,400, or 17.3% of sales, for the three months ended June 30, 2001 and 2000, respectively. The increase represents additional bad debt reserves of $214 required as a result of the bankruptcy filing of a distribution customer. Without this additional reserve, SG&A would have been $2,393, or 16% of sales, and reflects spending reductions made during the quarter.

Corporate administrative costs for the three months ended June 30, 2001 and 2000 were $1,619 and $887, respectively. The increase in corporate administrative costs reflect the addition of MB Associates salaries and administration costs resulting from the purchase of MB Associates on July 1, 2000.

Interest expense for the three months ended June 30, 2001 was $773, compared to $1,176 for the quarter ended June 30, 2000. The reduction in interest expense reflects lower borrowing costs of the new bank credit facility executed during February 2001, as well as a reduction in total bank borrowings due to the subordinated debt funding, which carries a lower interest rate than bank borrowings.

The Company's effective tax rate of 4% for the three months ended June 30, 2001, reflects regular tax rates and the Company's inability to deduct amortization expense of goodwill associated with the Investment Transaction, as well as state and foreign income taxes related to the Company's profitable locations.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

ASCET INC operating locations' net sales for the six months ended June 30, 2001 and 2000 were as follows (in thousands):

                                               2001                      2000
                                               ----                      ----
Trim Products                               $  36,540                   $ 49,352
Replacements Parts                             28,345                     26,673
                                            ---------                   --------

Total                                       $  64,885                   $ 76,025
                                            =========                   ========

The decrease in Trim Products Segment sales of $12,812, or 26%, is related to completion on certain programs for which the Company has not been awarded replacement business, as well as a decrease in customer orders in the first half of 2001 caused by the economic downturn, and the impact of customer negotiated price concessions. The sales increase in the Replacement Part Segment of $1,672, or 6.3%, is attributable to an increase in heavy duty truck repair orders.

Gross profit was $8,131, or 12.5% of sales, for the six months ended June 30, 2001 compared to $11,369, or 15% of sales, for the same period last year.

The gross profit by segment is as follows (in thousands):

                                               2001                      2000
                                               ----                      ----
Trim Products                               $   1,391                   $  4,770
Replacements Parts                              6,740                      6,599
                                            ---------                   --------

Total                                       $   8,131                   $ 11,369
                                            =========                   ========

The gross profit percentage for the Trim Product Segment was 3.8% and 9.7% for the six months ended June 30, 2001 and 2000, respectively. The decrease in the gross profit percentage was attributable to higher scrap rates, increased freight costs, third party quality inspection costs, and lower labor efficiencies at the Dayton, Ohio operation and lower overhead burden absorption due to lower sales levels. Management is continuing to address these issues.

The gross profit as percentage of sales for the Replacement Parts Segment was 23.8%, compared to 24.7% for the six months ended June 30, 2001 and 2000, respectively. The decrease in gross profit as a percentage of sales is the result of selling price reductions required to meet competitive market pricing, sales of lower margin products and increased energy costs.

Selling, general and administrative (SGA) expenses for the six months ended June 30, 2001 were $9,106, or 14% of sales, compared to $10,185, or 13.4% of sales, for the six months ended June 30, 2000. Detail of SGA expenses, for these operating locations on a consolidated basis, for the six months ended June 30, 2001 and June 30, 2000 are as follows (in thousands):

                                               2001                      2000
                                               ----                      ----
Trim Products                               $   1,074                   $  3,666
Replacements Parts                              5,082                      4,864
Corporate                                       2,950                      1,655
                                            ---------                   --------

Total                                       $   9,106                   $ 10,185
                                            =========                   ========

SGA expense for the Trim Products Segment was $1,074, or 2.9% of sales, and $3,666, or 7.4% of sales, for the six months ended June 30, 2001 and 2000, respectively. The lower percentage is attributable to the elimination of the sales commission to MB Associates of $1,279 as a result of the purchase of its net assets during 2000, and the inclusion of these salaries and administrative expenses as corporate expenses. Without this change, SGA expense for the Trim Products Segment for the six months ended June 30, 2001 would have been $2,353, or 6.4% of sales, and reflects staff reductions made during the first half of 2001.

The Replacement Parts Segment's SGA expenses were $5,082, or 17.9% of sales, and $4,864, or 18.2% of sales, for the six months ended June 30, 2001 and 2000, respectively. In the Replacement Parts Segment, management has been reducing its SGA costs, primarily through headcount reductions and lower administrative costs.

Corporate administrative costs for the six months ended June 30, 2001 and 2000 were $2,950 and $1,655, respectively. The increase in corporate administrative costs reflect the addition of MB Associates salaries and administrative costs resulting from the purchase of MB Associates during July 2000.

Interest expense for the six months ended June 30, 2001, was $1,723, compared to $2,390 for the same period last year. The reduction in interest expenses reflects lower borrowing costs of the new bank credit facility executed during February 2001, as well as a reduction in total bank borrowing due to the subordinated debt funding, which carries a lower interest rate than bank borrowing.

The Company's effective tax rate of 4% for the six months ended June 30, 2001 reflects regular tax rates and the Company's inability to deduct amortization of goodwill associated with the Investment Transaction, as well as state and foreign income taxes related to the Company's profitable locations.

LIQUIDITY AND CAPITAL RESOURCES

Until February 2001, the Company's principal source of liquidity was a $56,300 demand loan from Comerica Bank which was available to fund daily working capital needs in excess of internally generated funds. On February 7, 2001, the Company entered into a new $33,000 revolving credit facility with Comerica Bank (the "Comerica Facility") which matures February 1, 2003. Concurrent with the execution of this Comerica Facility, the Company received a $15,000 subordinated demand loan from ASC Incorporated which repaid $15,000 of the Company's $56,300 demand loan from Comerica Bank.

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

Required covenants under the Comerica Facility include submission of monthly and annual financial statements and annual financial projections during a prescribed period. Quarterly financial covenants include an interest expense coverage ratio covering 2001 to date performance commencing September 30, 2001, and a Funded Debt to EBITDA coverage ratio (Earnings Before Interest and Taxes, plus Depreciation and Amortization expenses) of no greater than 5 to 1 as of December 31, 2001. Both covenants exclude the effect of the $15,000 subordinated demand note from ASC Incorporated. In addition, the payment of dividends is prohibited by the terms of the Comerica Facility.

The Company's $15,000 subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the note through at least July 1, 2002. Further, the Comerica Facility prohibits any payments to ASC Incorporated at non-arm's length amounts, without prior consent.

Borrowings at June 30, 2001, under the Comerica Facility were $27,323, with unused borrowing capacity of $3,719. Together with internally generated cash flow, the Company believes the Comerica Facility is adequate to provide working capital funding during the course of the year, except in the event of a sustained cyclical downturn in the automotive industry.

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

The Company expects that existing credit facilities and cash flow from operations will be sufficient to meet its normal operating requirements over the near term.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company has experienced lower sales volumes during the last quarter of 2000 and throughout the first half of 2001, as a result of a general softening of the U.S. economy, and has been affected by pressures from the Company's largest customers for price concessions. The Company expects automotive industry conditions for the remainder of 2001 to be consistent with this recent experience. Although most underlying fundamentals remain strong, the impact of the OEM vehicle manufacturers to rebalance inventories in light of an economic downturn, and the trend of retail sales and other uncertainties may adversely impact the Company's 2001 financial performance.

Furthermore, in the normal course of business the Company is subject to market exposures from changes in interest rates. The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's June 30, 2001 Comerica bank debt represents borrowings at the bank's prime rate plus 1/4% or Eurodollar rates plus 2 1/4%. Interest expense on the Company's $15,000 subordinated debt to ASC Incorporated is based on ASC's actual cost of borrowing which fluctuates based on rates charged ASC by commercial lenders. As such, future borrowings for the Company are sensitive to changes in interest rates. At June 30, 2001, the weighted average interest rate of the $27,323 Comerica Debt and the Company's $15,000 Subordinated Debt to ASC Incorporated was 7.86% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $1,723 for the six months ended June 30, 2001. The potential increase in interest expense from a hypothetical 2% adverse change, assuming Company's total debt at June 30, 2001 was outstanding for the entire year, would be $846.

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains, and from time to time the Company expects to make, certain forward-looking statements regarding its business, financial condition and results of operations. In connection with the "Safe Harbor" provisions of the Private Securities Reform Act of 1995 (the "Reform Act"), the Company cautions readers that there are several important factors that could cause the Company's actual results to differ materially from those projected in its forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of the Company. Investors are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to the forward-looking statements to reflect events or circumstances or to reflect the occurrence of unanticipated events.

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

                           PART II. OTHER INFORMATION

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             A.   EXHIBITS:

                  Ex-99 Notice of Warrant Exercise Price and Regulation Disclosure Statement dated July 6, 2001

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


                             JPE, Inc. d/b/a ASCET and ASC Exterior Technologies


                             By:   /s/ Robert A. Naglick
                                 ------------------------------
                                   Robert A. Naglick
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting Officer)

Date:  August 9, 2001

                                 EXHIBIT INDEX


EXHIBIT NUMBER                          DESCRIPTION OF EXHIBIT
--------------                          ----------------------
     99 Notice of Warrant Exercise Price and Regulation Disclosure Statement dated July 6, 2001