Form 10-Q
period 2001-09-30
JPE INC
filed 2001-11-14
CIK 884637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period from          to        .
                                                            --------    -------


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


As of September 30, 2001, there were 14,043,600 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 22 pages, of which this is page 1.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)

                                      INDEX


                                                                                                 Page
                                                                                                 ----

PART I.  Financial Information

         ITEM 1. Financial Statements
                 Consolidated Condensed Balance Sheets                                             3
                 -  At September 30, 2001 (Unaudited)
                 -  At December 31, 2000

                 Consolidated Condensed Statements of Operations (Unaudited)                       4
                 -  For the Three Months Ended September 30, 2001 and 2000
                 -  For the Nine Months Ended September 30, 2001 and 2000

                 Consolidated Condensed Statements of Shareholders' Equity (Unaudited)             6
                 -  For the Nine Months Ended September 30, 2001

                 Consolidated Condensed Statements of Cash Flows (Unaudited)                       7
                 -  For the Nine Months ended September 30, 2001 and 2000

                 Notes to Unaudited Consolidated Condensed Financial Statements                    8

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                                    15

         ITEM 3. Quantitative and Qualitative Disclosures about Market Risk                       19


PART II. Other Information

         ITEM 6. Exhibits and Reports                                                             21

SIGNATURE                                                                                         22


                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ($ amounts in thousands)


                                                                     AT SEPTEMBER 30,              AT
                                                                           2001               DECEMBER 31,
                                                                        (UNAUDITED)               2000
                                                                     ----------------         ------------
                                                ASSETS
Current assets:
      Cash and cash equivalents                                          $     264             $     196
      Accounts receivables trade, net                                       14,620                14,506
      Inventory                                                             19,320                22,269
      Other current assets                                                   1,538                 1,405
                                                                         ---------             ---------
            Total current assets                                            35,742                38,376

      Property, plant and equipment, net                                    21,811                23,582
      Goodwill, net                                                          3,428                 3,630
      Deferred income taxes                                                  2,366                 2,295
      Other assets                                                           1,130                 2,007
                                                                         ---------             ---------

            Total assets                                                 $  64,477             $  69,890
                                                                         =========             =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Current portion of long-term debt                                  $  27,609             $     611
      Accounts payable                                                      11,290                 8,722
      Accrued liabilities                                                    3,054                 4,319
      Income taxes                                                             424                   224
                                                                         ---------             ---------
            Total current liabilities                                       42,377                13,876

      Deferred income taxes                                                  2,366                 2,295
      Other liabilities                                                         --                    20
      Long-term debt, non-current                                           15,513                43,952
                                                                         ---------             ---------

            Total liabilities                                               60,256                60,143
                                                                         ---------             ---------

Shareholders' equity (deficit):
      Warrants                                                                 293                   293
      First Series Preferred Shares, no par value, 50 votes per
      share, 3,000,000 authorized, 1,973,002 and 1,993,694 shares issued and outstanding at September 30, 2001 and December
      31, 2000, respectively                                                16,590                16,770
      Common stock, no par value, 15,000,000 authorized,
      14,043,600 shares issued and outstanding at September
      30, 2001 and December 31, 2000                                         2,379                 2,379
      Accumulated deficit                                                  (15,041)               (9,695)
                                                                         ---------             ---------
            Total shareholders' equity                                       4,221                 9,747
                                                                         ---------             ---------
            Total liabilities and shareholders' equity                   $  64,477             $  69,890
                                                                         =========             =========


                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)

                                                                                   2001               2000
                                                                                   ----               ----

Net sales                                                                       $    28,753        $  32,842
Cost of goods sold                                                                   26,280           28,744
                                                                                -----------        ---------

Gross profit                                                                          2,473            4,098
Selling, general and administrative expenses                                          4,266            5,301
Other expenses                                                                           60               74
Interest expense, net                                                                   635            1,121
                                                                                -----------        ---------

Loss from operations before income taxes                                             (2,488)          (2,398)
Income tax expense (benefit)                                                             32                1
                                                                                -----------        ---------

Net loss                                                                        $    (2,520)       $  (2,399)
                                                                                ===========        =========

Basic loss per share:
         Common Shares                                                          $     (0.02)       $   (0.02)
         First Series Preferred Shares                                          $     (1.12)       $   (1.06)
Loss per share assuming dilution:
         Common Shares                                                          $     (0.02)       $   (0.02)
         First Series Preferred Shares                                          $     (1.12)       $   (1.06)




                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)

                                                                                   2001               2000
                                                                                   ----               ----

Net sales                                                                       $    93,638        $  108,867
Cost of goods sold                                                                   83,038            93,401
                                                                                -----------        ----------

Gross profit                                                                         10,600            15,466
Selling, general and administrative expenses                                         13,366            15,463
Other expenses                                                                           76                95
Interest expense, net                                                                 2,358             3,512
                                                                                -----------        ----------

Loss from operations before income taxes                                             (5,200)           (3,604)
Income tax expense                                                                      146               117
                                                                                -----------        ----------

Net loss                                                                        $    (5,346)       $   (3,721)
                                                                                ===========        ==========

Loss per share:
         Common Shares                                                          $     (0.05)       $    (0.03)
         First Series Preferred Shares                                          $     (2.37)       $    (1.64)
Loss per share assuming dilution:
         Common Shares                                                          $     (0.05)       $    (0.03)
         First Series Preferred Shares                                          $     (2.37)       $    (1.64)




                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)
                            ($ amounts in thousands)

                                                    BALANCES AT          REDEMPTION OF         NET LOSS FOR THE        BALANCES AT
                                                   DECEMBER 31,           SHAREHOLDER         NINE MONTHS ENDED       SEPTEMBER 30,
                                                       2000                INTERESTS          SEPTEMBER 30, 2001          2001
                                                  ---------------     -------------------    -------------------    ----------------
Common Stock:
Shares Outstanding                                   14,043,600                                                         14,043,600
Amount                                              $     2,379                                                        $     2,379

First Series Preferred Shares:
Shares Outstanding                                    1,993,694                                                          1,973,002
Amount                                              $    16,770            $     (180)                                 $    16,590

Warrants:
Warrants Outstanding                                    422,601                                                            422,601
Amount                                              $       293                                                        $       293

Accumulated deficit                                 $    (9,695)           $                     $    (5,346)          $   (15,041)
                                                    -----------            ----------            -----------           -----------

Total Shareholders' Equity                          $     9,747            $     (180)           $    (5,346)          $     4,221
                                                    ===========            ==========            ===========           ===========




                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             For the Nine Months ended September 30, 2001 and 2000
                                   (Unaudited)
                            ($ amounts in thousands)



                                                                                      2001                  2000
                                                                                      ----                  ----

Cash flows from operating activities:
     Net loss                                                                       $  (5,346)           $   (3,721)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                  2,952                 3,083
         Write Down of Impaired Asset                                                     338
         Other                                                                             --                    44
         Changes in operating assets and liabilities:
              Accounts receivable                                                        (114)                  726
              Inventory                                                                 2,949                   (39)
              Other current assets                                                        (98)                  105
              Accounts payable                                                          2,568                 3,175
              Accrued liabilities and income taxes                                     (1,085)                  644
                                                                                    ---------            ----------
         Net cash provided by operating activities                                      2,164                 4,017

Cash flows from investing activities:
     Purchase of property and equipment                                                  (829)               (1,458)
     Proceeds from sale of assets                                                         191                   600
     Other                                                                                (17)                  (15)
     Purchase of Sales and Engineering Assets                                              --                    (1)
                                                                                    ---------            ----------
         Net cash used for investing activities                                          (655)                 (874)

Cash flows from financing activities:
     Net payments under demand notes                                                   (1,400)               (3,512)
     Repayments of other debt                                                             (41)                 (116)
                                                                                    ---------            ----------
         Net cash used for financing activities                                        (1,441)               (3,628)

Cash and cash equivalents:
     Net increase (decrease) in cash                                                       68                  (485)
     Cash, beginning of period                                                            196                   639
                                                                                    ---------            ----------
     Cash, end of period                                                            $     264            $      154
                                                                                    =========            ==========





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

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

         Each First Series Preferred Share possesses voting and equity rights equal to 50 common shares of the Company. In addition, the Investment Agreement provided that the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") were entitled to receive warrants to purchase First Series Preferred Shares (the "Warrants"). Each holder of common stock received .075 Warrants for each share of common stock held on the record date, and each full Warrant entitled the holder to purchase one First Series Preferred Share. The Warrants were distributed as a dividend to such shareholders during June 1999. In accordance with the Investment Agreement, the warrant exercise price was set at $8.16 per First Series Preferred Share. On July 6, 2001, the Company notified the warrant holders of their rights to exercise their warrants at $8.16 per First Series Preferred Share. The Warrants were exercisable for a 90 day period commencing July 6, 2001 and expiring on October 4, 2001. At the expiration of the warrant exercise period on October 4, 2001, none of the Warrant holders had exercised their Warrants.

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


B.       INVENTORY:

         Inventories by component are as follows:


                                               SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                               ------------------        -----------------
         Finished goods                             $ 10,810                 $ 12,148
         Work in process                               1,279                    1,698
         Raw material                                  5,262                    5,413
         Tooling                                       1,969                    3,010
                                                    --------                 --------
                                                    $ 19,320                 $ 22,269
                                                    ========                 ========


C.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment by component is as follows:


                                               SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                               ------------------        -----------------
         Land                                       $    706                 $    706
         Buildings                                     5,513                    5,496
         Machinery and equipment                      21,453                   20,871
         Furniture and fixtures                        1,389                    1,372
                                                    --------                 --------
                                                      29,061                   28,445
              Less accumulated depreciation           (7,250)                  (4,863)
                                                    --------                 --------
                                                    $ 21,811                 $ 23,582
                                                    ========                 ========


D.       ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

         Accrued liabilities and other current liabilities consisted of the following:


                                               SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                               ------------------        -----------------
         Accrued compensation                       $    470                 $    496
         Accrued interest                                125                      359
         Accrued employee benefits                     1,102                    1,609
         Accrued taxes                                   813                    1,041
         Other                                           544                      814
                                                    --------                 --------
                                                    $  3,054                 $  4,319
                                                    ========                 ========

           JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


E.       Debt:

         Debt consisted of the following:


                                                     SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                                     ------------------       -----------------
         Revolving Credit Facility-Comerica Bank          $ 27,039                 $ 42,874
         Notes Payable-MB purchase                             975                    1,464
         Capitalized lease obligations                          82                      193
         Subordinated demand note                           15,000                       --
         Other                                                  26                       32
                                                          --------                 --------
                                                          $ 43,122                 $ 44,563
         Less:  Current portion                             27,609                      611
                                                          --------                 --------
                                                          $ 15,513                 $ 43,952
                                                          ========                 =========


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

         As of September 30, 2001, the Company was not in compliance with the interest coverage ratio covenant of the Comerica Facility. Per the terms of the Comerica Facility, Comerica Bank has the option to declare all outstanding debt due and payable upon demand and is not obligated to make further advances. As such, the outstanding balance on these borrowings ($27,039 at September 30, 2001) has been classified as current in the accompanying financial statements. However, there are ongoing negotiations with Comerica Bank to obtain a waiver of default. Management anticipates that the negotiations will be completed by December 2001.

         The Company's $15,000 subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the note through at least July 1, 2002. Further, the Comerica Facility prohibits any payments to ASC Incorporated at non-arm's length amounts without prior consent of Comerica.

         In addition, notes payable of the Company at September 30, 2001 include a note in the original principal amount of $975 due to the former owners of MB Associates, which was executed in connection with the purchase of MB Associates on July 1, 2000 (see Note A). Remaining payments on these notes are $488

           JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)



         each due on June 30, 2002 and 2003. All notes payable are non-interest bearing and are guaranteed by ASC Holdings LLC.

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

         On February 7, 2001, concurrent with the execution of the Comerica Facility, the Company entered into a new $3,000 Revolving Line of Credit Note with ASC Incorporated. This note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated. As of September 30, 2001, there were no advances outstanding under this note.

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company's ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance. Operating performance is subject to several important factors, certain of which are beyond the Company's control, such as prevailing economic conditions. The Company believes that funds generated by its operations and funds available from the Comerica Facility and its other credit facilities with ASC Incorporated will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, there can be no assurance that, in the event the Comerica Facility was called as payable on demand by Comerica Bank, that additional financing would be available on satisfactory terms. In such case, the Company would consider selling certain of its subsidiaries, pursuing strategic alliances or consolidating the operations of its Beavercreek, Ohio and East Tawas, Michigan operations to retire the Comerica Facility loan.

F.       WARRANTS TO ACQUIRE PREFERRED STOCK:

         Pursuant to the Investment Agreement, the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") received warrants (the "Warrants") entitling them to purchase .075 First Series Preferred Shares of the Company for each share of common stock held on the Record Date. Each full warrant entitles the holder to purchase one First Series Preferred Share. The Warrant exercise price is $8.16 per First Series Preferred Share, calculated in accordance with the Investment Agreement. On July 6, 2001, the Company notified the warrant holders of their rights to exercise their warrants at $8.16 per First Series Preferred Share. The Warrants were exercisable for a 90 day period commencing July 6, 2001, and expiring on October 4, 2001. At the expiration of the warrant exercise period on October 4, 2001, none of the Warrant Holders had exercised their Warrants.

         At the date of the Investment Transaction, the Company assigned a fair value of $238.9 to the Warrants, based on the difference between the exercise price of the warrants and the present value of the exercise price for the 24 month period at a cost of capital discount rate.

G.       INCOME TAXES:

         The Company's 3% effective tax rate for the nine months ended September 30, 2001 is computed at regular tax rates, and reflects state and foreign income taxes related to the Company's profitable locations.

           JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)

G.       INCOME TAXES, continued:

         A reconciliation to the U.S. federal statutory tax rate is as follows:


                Statutory U.S. federal tax rate                                (34%)
                State taxes, net of federal tax benefit                          2
                Foreign tax rate in excess of U.S. rate                          1
                Increase in valuation reserve                                   34
                                                                               ---
                                                                                 3%
                                                                               ===


H.       EARNINGS PER SHARE:

         The issuance of the First Series Preferred Shares resulted in the Successor Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128 - Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class of stock. Based on the participating rights of the First Series Preferred Shares as of September 30, 2001, approximately 87.6% of the earnings will be allocated to these shares and 12.4% of earnings to the common stock. Shares outstanding for the computation of basic earnings per share were 14,043,600 common shares as of September 30, 2000, and September 30, 2001. The First Series Preferred Shares outstanding were 1,993,694 shares as of September 30, 2000 and 1,973,002 as of September 30, 2001. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. Options for common shares outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution. The Warrants for the First Series Preferred Shares had no effect on the denominator in the earnings per share calculation for the three months and nine months ended September 30, 2001 as the effect would be antidilutive, and the Company could purchase shares on the open market at a price significantly less than the exercise price. For the three months and nine months ended September 30, 2000, these warrants had the effect of increasing the denominator in the earnings per share calculation by 79,978 shares and 65,730 shares respectively.

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

         Information by operating segment for the three months ended September 30, 2001 and 2000 is summarized below:

                                                                           For The Three Months Ended September 30,
                                                                           ------------------------------------------
                                                                             Trim           Replacements
                                                                           Products             Parts           Total
                                                                           --------             -----           -----
         Sales to unaffiliated customers
              2001                                                           $ 14,360        $ 14,393          $ 28,753
              2000                                                             19,792          13,050            32,842


           JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


I.       SEGMENT INFORMATION, continued:

                                                                              For The Three Months Ended September 30,
                                                                             -------------------------------------------
                                                                               Trim         Replacements
                                                                             Products          Parts             Total
                                                                             --------          -----             -----
         Segment profit (loss)
              2001                                                           $ (1,369)        $    849          $   (520)
              2000                                                                153              791               944

         Other charges
              2001                                                           $     --         $     60          $     60
              2000                                                                 56               18                74

         Depreciation and amortization
              2001                                                           $    652         $    223          $    875
              2000                                                                714              214               928

         Segment assets
              September 30, 2001                                             $ 34,220         $ 26,098          $ 60,318
              December 31, 2000                                                39,392           25,870            65,262

         Expenditures for segment assets
              2001                                                           $     78         $     24          $    102
              2000                                                                530               89               619


         A reconciliation of segment profit for reportable segments to income
         (loss) before taxes is as follows:

                                                                      For the Three Months Ended September 30,
                                                                      ----------------------------------------
                                                                               2001             2000
                                                                               ----             ----
         Segment profit (loss)                                               $   (520)        $    944
         Other income (expense)                                                   (60)             (74)
         Corporate expense                                                     (1,273)          (2,147)
         Interest expense                                                        (635)          (1,121)
                                                                             --------         --------

         Loss before taxes                                                   $ (2,488)        $ (2,398)
                                                                             ========         ========


         Information by operating segment for the nine months ended September 30, 2001 and 2000 is summarized below:


                                                                               For The Nine Months Ended September 30,
                                                                             -------------------------------------------
                                                                               Trim         Replacements
                                                                             Products          Parts             Total
                                                                             --------          -----             -----

         Sales to unaffiliated customers
              2001                                                           $ 50,900         $ 42,738          $ 93,638
              2000                                                             69,144           39,723           108,867

         Segment profit (loss)
              2001                                                           $ (1,056)        $  2,513          $  1,457
              2000                                                              1,257            2,540             3,797


           JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


I.       SEGMENT INFORMATION, continued:

                                                                               For The Nine Months Ended September 30,
                                                                             -------------------------------------------
                                                                              Trim         Replacements
                                                                             Products          Parts             Total
                                                                             --------          -----             -----
         Other charges
              2001                                                           $      0         $     76          $     76
              2000                                                                 63               32                95

         Depreciation and amortization
              2001                                                           $  1,961         $    669          $  2,630
              2000                                                              1,954              555             2,509

         Expenditures for segment assets
              2001                                                           $    710         $     70          $    780
              2000                                                                869              334             1,203


         A reconciliation of segment profit for reportable segments to income
(loss) before taxes is as follows:


                                                                     For the Nine Months Ended September 30,
                                                                     ---------------------------------------
                                                                           2001                   2000
                                                                           ----                   ----

         Segment profit                                                   $ 1,457                $  3,797
         Other income (expense)                                               (76)                    (95)
         Corporate expense                                                 (4,223)                 (3,794)
         Interest expense                                                  (2,358)                 (3,512)
                                                                          -------                --------

         Loss before taxes                                                $(5,200)               $ (3,604)
                                                                          =======                ========

         A reconciliation of segment assets to consolidated assets is as follows:


                                                                    September 30, 2001      December 31, 2000
                                                                    ------------------      -----------------
         Segment assets                                                  $ 60,318                $ 65,262
         Corporate assets                                                   4,159                   4,628
                                                                         --------                --------
                                                                         $ 64,477                $ 69,890
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

GENERAL INFORMATION

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

RESULTS OF OPERATIONS

Managements' discussion and analysis of the results of operations for the three months ended September 30, 2001, compared to the three months ended September 30, 2000 is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the quarter ended September 30, 2001 and 2000 were as follows (in thousands):


                                   2001                   2000
                                   ----                   ----
Trim Products                    $ 14,360               $ 19,792
Replacement Parts                  14,393                 13,050
                                 --------               --------

Total                            $ 28,753               $ 32,842
                                 ========               ========

The decrease in Trim Products Segment sales of $5,432, or 27.5%, is related to the completion of product programs for which the Company was not awarded replacement business, as well as a decrease in customer orders in the third quarter of 2001 caused by the continued economic downturn, and the impact of customer negotiated price concessions. The sales increase in the Replacement Part Segment of $1,343, or 10.3%, is attributable to an increase in heavy duty truck repair orders.

Gross profit was $2,473, or 8.6% of sales, for the three months ended September 30, 2001, compared to $4,098, or 12.5% of sales, for the same quarter last year.

The gross profit (loss) by segment is as follows (in thousands):


                                   2001                   2000
                                   ----                   ----
Trim Products                    $   (858)              $    902
Replacement Parts                   3,331                  3,196
                                 --------               --------

Total                            $  2,473               $  4,098
                                 ========               ========



The gross profit percentage for the Trim Products Segment was (6.0)% and 4.5% for the quarters ended September 30, 2001 and 2000, respectively. The decrease in the gross profit percentage was attributable to the effect on overhead absorption costs of sales volume decline and the impact of customer negotiated price concessions.

The gross profit percentage for the Replacement Parts Segment was 23.1%, compared to 24.5% for the three months ended September 30, 2001 and 2000, respectively, and reflects pricing discounts offered to customers during the quarter, sales of lower margin products and increased energy costs.

Selling, general and administrative (SGA) expenses for the three months ended September 30, 2001 were $4,266, or 14.8% of sales, compared to $5,301, or 16.1% of sales, for the quarter ended September 30, 2000. Detail of SGA expenses, for the three months ended September 30, 2001 and 2000 are as follows (in thousands):


                                   2001                   2000
                                   ----                   ----
Trim Products                    $    511               $    749
Replacement Parts                   2,482                  2,405
Corporate                           1,273                  2,147
                                 --------               --------

Total                            $  4,266               $  5,301
                                 ========               ========

SGA expense for the Trim Products Segment was $511, or 3.6% of sales, for the quarter ended September 30, 2001, compared to $749, or 3.8% of sales, for the quarter ended September 30, 2000. The lower percentage is primarily attributable to better expense control during the quarter at the Beavercreek, Ohio operation.

The Replacement Parts Segment's SGA expenses were $2,482, or 17.3% of sales, and $2,405, or 18.4% of sales, for the three months ended September 30, 2001 and 2000, respectively. The lower percentage represents spending reductions made during the quarter.

Corporate administrative costs for the three months ended September 30, 2001 and 2000 were $1,273 and $2,147, respectively. The decrease in corporate administrative costs is a result of administrative costs that were incurred in the third quarter of 2000 resulting from the purchase of MB Associates on July 1, 2000, as well as headcount reductions and spending reductions made during the quarter.

Interest expense for the three months ended September 30, 2001 was $635, compared to $1,121 for the quarter ended September 30, 2000. The reduction in interest expense reflects lower borrowing costs of the new bank credit facility executed during February 2001, as well as a reduction in total bank borrowings due to the subordinated debt funding, which carries a lower interest rate than bank borrowings.

The Company's effective tax rate of 3% for the three months ended September 30, 2001, reflects regular tax rates and state and foreign income taxes related to the Company's profitable locations.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the nine months ended September 30, 2001 and 2000 were as follows (in thousands):


                                   2001                   2000
                                   ----                   ----

Trim Products                    $ 50,900               $ 69,144
Replacements Parts                 42,738                 39,723
                                 --------               --------

Total                            $ 93,638               $108,867
                                 ========               ========

The decrease in Trim Products Segment sales of $18,244, or 26.4%, is related to completion of product programs for which the Company has not been awarded replacement business, as well as a decrease in customer orders in the nine months of 2001 caused by the economic downturn, and the impact of customer negotiated price concessions. The sales increase in the Replacement Part Segment of $3,015, or 7.6%, is attributable to an increase in heavy duty truck repair orders.

Gross profit was $10,600, or 11.3% of sales, for the nine months ended September 30, 2001 compared to $15,466, or 14.2% of sales, for the same period last year.

The gross profit by segment is as follows (in thousands):


                                   2001                   2000
                                   ----                   ----

Trim Products                    $    529               $  5,671
Replacements Parts                 10,071                  9,795
                                 --------               --------

Total                            $ 10,600               $ 15,466
                                 ========               ========

The gross profit percentage for the Trim Product Segment was 1.0% and 8.2% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the gross profit percentage was attributable to higher scrap rates, increased freight costs, third party quality inspection costs, and lower labor efficiencies at the Beavercreek, Ohio operation and lower overhead burden absorption due to lower sales levels. Management is continuing to address these issues.

The gross profit percentage for the Replacement Parts Segment was 23.6%, compared to 24.7% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in gross profit as a percentage of sales is the result of selling price reductions required to meet competitive market pricing, sales of lower margin products and increased energy costs.

Selling, general and administrative (SGA) expenses for the nine months ended September 30, 2001 were $13,366, or 14.3% of sales, compared to $15,463, or 14.2% of sales, for the nine months ended September 30, 2000. Detail of SGA expenses, for these operating locations on a consolidated basis, for the nine months ended September 30, 2001 and September 30, 2000 are as follows (in thousands):


                                   2001                   2000
                                   ----                   ----
Trim Products                    $  1,585               $  4,414
Replacements Parts                  7,558                  7,255
Corporate                           4,223                  3,794
                                 --------               --------

Total                            $ 13,366               $ 15,463
                                 ========               =========

SGA expense for the Trim Products Segment was $1,585, or 3.1% of sales, and $4,414, or 6.4% of sales, for the nine months ended September 30, 2001 and 2000, respectively. The lower percentage is attributable to the elimination of the sales commission to MB Associates of $1,279 as a result of the purchase of its net assets during 2000, and the inclusion of these salaries and administrative expenses as corporate expenses. Without this change, SGA expense for the Trim Products Segment for the nine months ended September 30, 2001 would have been $2,864, or 5.6% of sales, and the remaining reduction is primarily attributable to actions taken at the Beavercreek, Ohio operation to reduce SGA expenses.

The Replacement Parts Segment's SGA expenses were $7,558, or 17.7% of sales, and $7,255, or 18.3% of sales, for the nine months ended September 30, 2001 and 2000, respectively. In the Replacement Parts Segment, management has been reducing its SGA costs, primarily through headcount reductions and lower administrative costs.

Corporate administrative costs for the nine months ended September 30, 2001 and 2000 were $4,223 and $3,794, respectively. The increase in corporate administrative costs reflect the addition of MB Associates salaries and administrative costs resulting from the purchase of MB Associates during July 2000.

Interest expense for the nine months ended September 30, 2001, was $2,358, compared to $3,512 for the same period last year. The reduction in interest expenses reflects lower borrowing costs of the new bank credit facility executed during February 2001, as well as a reduction in total bank borrowing due to the subordinated debt funding, which carries a lower interest rate than bank borrowing.

The Company's effective tax rate of 3% for the nine months ended September 30, 2001 reflects regular tax rates and state and foreign income taxes related to the Company's profitable locations.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $2,164 in cash for the nine months ended September 30, 2001 primarily due to the net decrease of $4,220 in working capital. An increase in accounts payable and a decrease in inventory were the primary reasons for the net decrease in working capital. Investing activities used $655 in cash for the nine months ended September 30, 2001, primarily due to capital expenditures of $829 offset by proceeds of $191 from the sale of assets in August, 2001. Financing activities used $1,441 in cash, representing debt repayments.

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

In connection with the Comerica Facility, the Company has signed a promissory note in the amount of $33,000, providing for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. For 2001 and through March 31, 2002, the Company's margin on prime based loans and Eurodollar loans is 1/4% and 2 1/4% , respectively. Eurodollar borrowings for 1 month to 6 months are permitted at the option of the Company. Advances under the Comerica Facility are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9,000), plus an overformula amount of $10,000. The overformula amount is scheduled to amortize over a four year period beginning September 1, 2001, with the initial reduction of $1,000. All advances are fully secured by the Company's net assets.

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

As of September 30, 2001, the Company was not in compliance with the interest coverage ratio covenant of the Comerica Facility. Per the terms of the Comerica Facility, Comerica Bank has the option to declare all outstanding debt due and payable upon demand and is not obligated to make further advances. As such, the outstanding balance on these borrowings ($27,039 at September 30, 2001) has been classified as current in the accompanying financial statements. However, there are ongoing negotiations with Comerica Bank to obtain a waiver of default. Management anticipates that the negotiations will be completed by December 2001.

The Company's $15,000 subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the note through at least July 1, 2002. Further, the Comerica Facility prohibits any payments to ASC Incorporated at non-arm's length amounts, without prior consent of Comerica.

Borrowings at September 30, 2001, under the Comerica Facility were $27,039, with unused borrowing capacity of $1,661. Together with internally generated cash flow, the Company believes the Comerica Facility is adequate to provide working capital funding during the course of the year.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company's ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance. Operating performance is subject to several important factors, certain of which are beyond the Company's control, such as prevailing economic conditions. The Company believes that funds generated by its operations and funds available from the Comerica Facility and its other credit facilities with ASC Incorporated will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, there can be no assurance that, in the event the Comerica Facility was called as payable on demand by Comerica Bank, that additional financing would be available on satisfactory terms. In such case, the Company would consider selling certain of its subsidiaries, pursuing strategic alliances or consolidating the operations of its Beavercreek, Ohio and East Tawas, Michigan operations to retire the Comerica Facility loan.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company has experienced lower sales volumes during the last quarter of 2000 and throughout the nine months of 2001, as a result of a general softening of the U.S. economy, and has been affected by pressures from the Company's largest customers for price concessions. The Company expects automotive industry conditions for the remainder of 2001 to be consistent with this recent experience. Although most underlying fundamentals remain strong, the impact of the OEM vehicle manufacturers to rebalance inventories in light of an economic downturn, and the trend of retail sales and other uncertainties may adversely impact the Company's 2001 financial performance.

Furthermore, in the normal course of business the Company is subject to market exposures from changes in interest rates. The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's September 30, 2001 Comerica bank debt represents borrowings at the bank's prime rate plus 1/4% or Eurodollar rates plus 2 1/4%. Interest expense on the Company's $15,000 subordinated debt to ASC Incorporated is based on ASC's actual cost of borrowing which fluctuates based on rates charged ASC by commercial lenders. As such, future borrowings for the Company are sensitive to changes in interest rates. At September 30, 2001, the weighted average interest rate of the $27,039 Comerica Debt and the Company's $15,000 Subordinated Debt to ASC Incorporated was 5.59% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $2,358 for the nine months ended September 30, 2001. The potential increase in interest expense from a hypothetical 2% adverse change, assuming Company's total debt at September 30, 2001 was outstanding for the entire year, would be $841.

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


                                    JPE, Inc. d/b/a ASCET and ASC Exterior
                                    Technologies


                                    By:      /s/ Robert A. Naglick
                                         ------------------------------
                                             Robert A. Naglick
                                             Vice President, Chief Financial
                                             Officer & Treasurer
                                             (Principal Accounting Officer)

Date:  November 14, 2001