Form 10-K
period 2001-12-31
JPE INC
filed 2002-04-22
CIK 884637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

Commission File Number 0-22580

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

INCORPORATED IN MICHIGAN           IRS EMPLOYER IDENTIFICATION NUMBER 38-2958730

                  1030 DORIS ROAD, AUBURN HILLS, MI 48326-2613
                                 (248) 232-1161

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
TITLE OF CLASS                                      EXCHANGE ON WHICH REGISTERED
COMMON STOCK                                        OTC BULLETIN BOARD
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price on March 31, 2002, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $46,022.

The number of shares of the Registrant's Common Stock outstanding at March 31, 2002 was 14,043,600.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                                                           PAGE
----                                                                                                           ----
          PART I

1.        Business                                                                                                3
2.        Properties                                                                                             10
3.        Legal Proceedings                                                                                      10
4.        Submission of Matters to a Vote of Security Holders                                                    10

          PART II

5.        Market for Registrant's Common Equity and Related Stockholder Matters                                  11
6.        Selected Financial Data                                                                                12
7.        Management's Discussion and Analysis of Financial Condition and Results of Operations                  14
7A.       Quantitative and Qualitative Disclosures About Market Risk                                             19
8.        Financial Statements and Supplementary Data                                                            20
9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   46

          PART III

10.       Directors and Executive Officers of the Registrant                                                     47
11.       Executive Compensation                                                                                 49
12.       Security Ownership of Certain Beneficial Owners and Management                                         54
13.       Certain Relationships and Related Transactions                                                         55

          PART IV

14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        56
          Signatures

                          FINANCIAL STATEMENT SCHEDULES
          JPE, INC. (d/b/a ASCET INC and ASC Exterior Technologies) and Subsidiary Financial
          Statement Schedule                                                                                     58
          Exhibits Index                                                                                         60

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

As a result, ASC directly and the Heinz C. Prechter estate, indirectly through ASC, own a total of 9,441,420 common shares and 1,952,352.19 First Series Preferred Shares of JPE, Inc., constituting 95% of the beneficial interests of JPE, Inc. as of December 31, 2001.

On July 1, 2000, the Company purchased the net assets and liabilities of MB Associates, which was the Company's exclusive sales agency (Note 1). In connection with this purchase, the Company issued 20,692 shares of First Series Preferred shares as consideration to those former owners of MB Associates. These shares were subsequently redeemed by the Company for cash consideration of $180 thousand on June 30, 2001.

After these transactions, the Company owns three operating subsidiaries, DPI, PTI and Starboard. The Company is now operating under the assumed names of ASCET INC and ASC Exterior Technologies and is hereinafter referred to as the Successor Company. PTI now operates under the assumed names of ASC Exterior Technologies - Dayton and ASC Exterior Technologies - Beavercreek. Starboard now operates under the assumed name of ASC Exterior Technologies - East Tawas. New financing in the amount of $33 million was arranged with Comerica Bank to repay the indebtedness of the Company owed to the Bank Group (other than the debt forgiveness described above) and provide for current working capital needs.

The following table sets forth information regarding the Company's sales for only the operating subsidiaries it owned as of December 31, 2001 in certain classes of similar products as percentages of net sales for the periods indicated.

                                                                               Percentage of Net Sales(1)
                                                                                Year ended December 31,
                                                                       -------------------------------------------
                                                                         1999(2)          2000            2001
                                                                         ----             ----            ----
OEM (Original Equipment) Trim Products                                   64.4%            63.4%           54.7%

Aftermarket (truck and automotive replacement parts)                     35.6%            36.6%           45.3%
                                                                       ------          -------         -------
                                                                        100.0%           100.0%          100.0%
                                                                       ======          =======         =======

(1) See also Note 11, 13, and 15 of the Notes to Consolidated Financial Statements for additional operating subsidiary information.
(2) Includes sales of PTI and Starboard which were carried on the equity method from September 15, 1998 through May 27, 1999.

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

Aftermarket

The Company's aftermarket group consists of DPI. This business represents the Truck and Automotive Replacement Parts segment. DPI manufactures and distributes springs and spring-related products and distributes a variety of other undercarriage replacement parts for trucks and trailers, consisting of suspension, brake, wheel-end and steering products. Approximately 35% of DPI's sales are related to products manufactured at its plant in Harrisburg, Pennsylvania. Other products sold by DPI are purchased from third party manufacturers. DPI sells products to the truck and trailer parts independent aftermarket under the brand names "Stanley Springs," "Dayton Parts" and "BATCO."

MANUFACTURING OPERATIONS

Original Equipment

Starboard manufactures decorative and functional exterior components. Starboard's primary manufacturing processes include roll forming, bending, pierce and end forming, and co-extrusion of steel and PVC. Decorative and functional parts produced by Starboard are often plated, painted or heat-treated by third parties before final shipment to the customer. Starboard's decorative products are utilized as fascias, body side moldings, window trim, pillar appliques and wheel well trim. Functional parts are used as weather strip retainers and roof rack components and air dams.

PTI manufactures extruded and injection molded plastic exterior trim products. The extruded products are manufactured primarily from PVC plastic that is extruded at high temperatures into parts of varying dimensions. The injection-molded parts are produced utilizing TPO or PVC plastic compound that is injected into a product mold at high temperatures. These parts are assembled before being shipped to the customer. The parts are used primarily for decorative and styling purposes in the production of passenger cars, light trucks, minivans, and sport-utility vehicles. PTI manufactures four primary products: (1) body side moldings, which serve aesthetic and functional purposes and are affixed to the side of a vehicle; (2) reveal moldings, which surround a vehicle's windshield and backlight glass and cover the gap between the edge of the glass and the car body; (3) fascia moldings which are bright or colored decorative inserts attached to plastic bumpers or claddings and are primarily aesthetic in nature; and (4) roof ditch moldings, which cover the welded roof joint, and are primarily aesthetic. During the second half of 1999, PTI consolidated certain labor intensive finishing operations in-house, which were previously performed by third-party subcontractors. Thereafter, the Company discovered that these efforts resulted in a dramatic increase in scrap rates and labor costs, and deteriorating quality standards, which resulted in the Company's decision to reverse this consolidation during the first quarter of 2000.

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

MARKETING, DISTRIBUTION AND CUSTOMERS

Original Equipment

The Company's OEM business supplies products to domestic OEMs either directly or through Tier 1 suppliers. For the year ended December 31, 2001, 54.7% of the Company's net sales (for only the operating subsidiaries the Company owned as of December 31, 2001) were to OEM or Tier 1 customers. Net sales (for only the operating subsidiaries the Company owned as of December 31, 2001) to significant customers for the year ending December 31, 2001 were as follows:

         General Motors                                                 31.1%
         DaimlerChrysler Corporation                                    19.9%

No other OEM or Tier 1 customer accounts for more than 3% of the Company's net sales.

Through June 30, 2000, the Company sold its exterior trim products through an exclusive sales agency, MB Associates, Inc. (MB), that specialized in the Company's products. On July 1, 2000, the Company paid $1,000, plus other remuneration, described below, to purchase certain assets and liabilities of MB. Prior to July 1, 2000, commission expenses were recorded by the Company's Trim Products Group as selling, general and administrative expenses. In connection with the purchase of MB, the Company entered into consulting and/or employment agreements with certain former owners and key members of MB's management team. Under the terms of these agreements, the Company paid an aggregate of $357,500 at closing and executed notes payable in the aggregate amount of $1,462,500. These notes require three payments of $487,500 due on June 30 of each of 2001, 2002 and 2003. In addition, the Company issued 20,692 shares of First Series Preferred Shares which shares were equal in value to $180,000 as a signing bonus for the individuals who became employees of the Company. These shares were subsequently redeemed by the Company for cash consideration of $180,000 on June 30, 2001.

The Company works directly with its customers, including the three major U.S. automobile manufacturers, to design and develop products to satisfy market demands. Most of the parts the Company produces have lead times of one to four years from product award to production. The Company has been awarded new business for each of the 2002-2004 1/2 model years. Because the Company's OEM business supplies its customers on a "just-in-time" basis and ships its products when orders are received in the aftermarket business, it does not currently maintain a backlog.

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

DPI uses its own sales force to sell products for heavy and medium-duty trucks and trailers throughout the continental United States, Mexico, Central America and parts of Canada to approximately 1,200 customers. Although most of DPI's products are for the repair and maintenance needs of heavy and medium-duty trucks, trailers and mobile equipment, DPI also sells some products for light-duty trucks. In addition to on-the-road trucks and trailers, DPI distributes undercarriage replacement parts for specialty vehicles such as garbage trucks, cement trucks, construction equipment and farm equipment.

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

COMPETITION

Original Equipment

The OEM supplier industry is highly competitive and comprised of many companies of various sizes. Demand for parts and components sold to OEMs is driven by the demand for sales of new vehicles. The Company believes that the number of such competitors will decrease in response to the OEMs' pressure for supplier consolidation. The Company's largest competitors for exterior trim include Magna International Inc.-Decoma Division, Guardian Industries Corp. and Cooper Standard. Many of the Company's competitors are divisions or subsidiaries of companies which are substantially larger and more diversified than the Company. In addition, many of the Company's competitors have greater financial and other resources than the Company.

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

EMPLOYEES

The Company had a total of approximately 800 employees on December 31, 2001, eight of which were located in Canada. Approximately 300 employees were represented by labor unions, at the Company's PTI Beavercreek operations.

ITEM 2.       PROPERTIES

The following list indicates by location the principal manufacturing, distribution and administrative facilities of the Company following the sale of the subsidiaries previously described. All owned U.S. facilities are subject to liens under the Company's existing financing arrangement with Comerica Bank:


                                                                     Building Size
                                                                     (Approximate    Owned or
    Primary Use of the Facility              Location                Square Feet)     Leased      Segment
    ---------------------------              --------                ------------     ------      -------
Corporate headquarters                   Auburn Hills, MI                    9,700    Leased    Corporate
Corporate headquarters (subleased)       Ann Arbor, MI                       5,200    Leased    Corporate
Manufacturing and administrative         East Tawas, MI                    100,000    Owned     Trim Products
Manufacturing and administrative         Beavercreek, OH                   105,000    Owned     Trim Products
Manufacturing                            Harrisburg, PA                    100,000    Owned     Replacement Parts
Distribution and administrative          Harrisburg, PA                    150,000    Leased    Replacement Parts
Distribution and administrative          Edmonton, Canada                    5,000    Leased    Replacement Parts

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

From time to time, the Company is subject to claims or litigation incidental to its business. The Company is not currently involved in any legal proceedings that indirectly or in the aggregate, are expected to have a material adverse effect on its business, financial condition or results of operations.


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

                                                                               MARKET PRICE
                                                                ===========================================
        QUARTER                                                       2000                    2001
        -------                                                       ----                    ----
                                                                HIGH        LOW         HIGH          LOW
                                                                ----        ---         ----          ---
        First                                                   $0.78       $0.06       $0.09        $0.03
        Second                                                   0.53        0.13        0.07         0.02
        Third                                                    0.84        0.13        0.03         0.03
        Fourth                                                   0.17        0.03        0.03         0.01


On March 31, 2002, there were approximately 195 holders of record of the Company's Common Stock.

The Company has never declared or paid any dividends on shares of Common Stock or First Series Preferred Shares and, as required by its credit facility, has no intention of declaring or paying any dividends on shares of Common Stock or First Series Preferred Shares in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business.

ITEM 6.

SELECTED FINANCIAL DATA (in thousands, except per share data)

The selected financial data presented below, as of and for the periods ended December 31, 1997, 1998, May 27, 1999 and December 31, 1999, 2000 and 2001, are
derived from the Company's audited financial statements, and should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere in this Report on Form 10-K (the "Company's Financial Statements"). The selected financial data set forth below should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report on Form 10-K.

                                                           PREDECESSOR COMPANY                      SUCCESSOR COMPANY
                                                 --------------------------------------  ---------------------------------------
                                                                             JANUARY 1,
                                                                               1999,        MAY 28,
                                                       YEARS ENDED            THROUGH        1999              YEARS ENDED
                                                       DECEMBER 31,            MAY 27,     THROUGH             DECEMBER 31,
                                                 -----------------------        1999     DECEMBER 31,    -----------------------
                                                    1997         1998         RESTATED       1999           2000          2001
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Income statement data:
Net Sales                                        $ 247,539     $ 171,780     $  24,044     $  88,081     $ 138,709     $ 122,170
Cost of goods sold                                 211,120       151,802        17,716        73,448       121,278       108,380
                                                 ---------     ---------     ---------     ---------     ---------     ---------

         Gross profit                               36,419        19,978         6,328        14,633        17,431        13,790

Selling, general and administrative expenses        26,983        25,583         5,538        12,137        20,236        17,281
Other expense (income)                                 618         1,886           682          (235)        1,009         1,765

Charge for subsidiaries under court ordered
     protection                                         --        28,490            --            --            --            --

Discontinuance of stamping operations                2,164            --            --            --            --            --

Loss on sale of subsidiary                              --         5,190            --            --            --            --


Affiliate companies' (income) loss                      --         1,713(1)     (8,680)(1)        --            --            --

Interest expense, net                               10,464        13,085         2,859         2,766         4,646         2,880
                                                 ---------     ---------     ---------     ---------     ---------     ---------

     Income (loss) from continuing operations
         before income taxes and
         extraordinary item                         (3,810)      (55,969)        5,929           (35)       (8,460)       (8,136)

Income tax expense (benefit)                          (194)       (1,035)          104            75         1,125           (61)
                                                 ---------     ---------     ---------     ---------     ---------     ---------

Income (loss) from continuing operations
     before extraordinary item                      (3,616)      (54,934)        5,825          (110)       (9,585)       (8,075)
Discontinued operations:
     Income (loss) from operations of IAF            1,473         1,364           214            --            --            --
     Loss on sale of stock of IAF                       --            --        (2,321)           --            --            --
Extraordinary Item:
     Forgiveness of debt and liabilities                --            --        18,272            --            --            --
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income (loss)                                   (2,143)      (53,570)       21,990          (110)       (9,585)       (8,075)

Item 6.       SELECTED FINANCIAL DATA (in thousands, except per share data)

                                                           PREDECESSOR COMPANY                      SUCCESSOR COMPANY
                                                 --------------------------------------  ----------------------------------------
                                                                             JANUARY 1,
                                                                               1999,       MAY 28,
                                                       YEARS ENDED            THROUGH       1999                YEARS ENDED
                                                       DECEMBER 31,            MAY 27,     THROUGH              DECEMBER 31,
                                                 -----------------------        1999     DECEMBER 31,     -----------------------
                                                    1997         1998         RESTATED       1999            2000          2001
                                                 ---------     ---------     ---------   -----------      ---------     ---------
Other comprehensive income (expense):
     Foreign currency translation                    (271)           (65)            --            --            --            --
     adjustment
     Unrealized gain on available for sale
     securities                                        --             --             --            --            --            76
                                                ---------      ---------      ---------      --------      --------     ---------

Comprehensive income (loss)                     $  (2,414)     $ (53,635)     $  21,990      $   (110)     $ (9,585)    $  (7,999)
                                                =========      =========      =========      ========      ========     =========
Basic earnings (loss) per share from
     continuing operations before
     extraordinary item:
         Common Shares                          $    (.79)     $  (11.94)     $    1.27      $     --      $  (0.08)    $   (0.07)
         First Series Preferred Shares                 --             --             --         (0.05)        (4.23)        (3.58)
Earnings (loss) per share from
     continuing operations before
     extraordinary item assuming
     dilution:
         Common Shares                          $    (.79)     $  (11.94)     $    1.25      $     --      $  (0.08)    $   (0.07)
         First Series Preferred Shares                 --             --             --         (0.05)        (4.23)        (3.58)
Basic earnings (loss) per share:
         Common Shares                          $    (.47)     $  (11.64)     $    4.78      $     --      $  (0.08)    $   (0.07)
         First Series Preferred Shares                 --             --             --         (0.05)        (4.23)        (3.58)
Earnings (loss) per share assuming dilution
         Common Shares                          $    (.47)     $  (11.64)     $    4.73      $     --      $  (0.08)    $   (0.07)
         First Series Preferred Shares                 --             --             --         (0.05)        (4.23)        (3.58)

Balance sheet data at end of period:
     Working capital (deficit)                  $ (59,181)(2)  $ (62,815)(2)  $ (50,712)(2)  $(12,805)(2)  $ 24,500     $  20,619
     Total assets                                 193,215         76,974         79,498        78,905        67,595        58,372
     Long-term debt (excluding current
     maturities)                                    9,272(2)          50(2)          46(2)        246(2)     43,952        42,507

     Total liabilities                            159,721         97,115         77,084        59,753        57,848        56,804

     Total shareholders' equity (deficit)          33,494        (20,141)         2,416        19,152         9,747         1,568

1. Effective in 1998, and through the date of the Investment Transaction, May 27, 1999, the Company has used the equity method of accounting for certain subsidiaries from the dates of their respective bankruptcy filings. As such, their assets and liabilities are netted in the balance sheet caption "Investment in Affiliate Companies," which totaled $14,661 at December 31, 1998, and $37,561 as of May 27, 1999, the date of the Investment Transaction. The results of operations during the bankruptcy period are shown in the caption, "Affiliate companies' (income) loss."
2. Working capital and long-term debt reflect the classification of the Company's outstanding debt as current in the amounts of $103,875, $84,492, $66,261 and $45,774 at December 31, 1997, December 31, 1998, May 27, 1999
     and December 31, 1999 respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources."

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

RECENT INFORMATION

See discussion under "General and Recent Information" under "Item 1 - Business" of this Form 10-K.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net sales for business segments comprising the Company's operating locations for the years ended December 31, 2001 and 2000 were as follows (in thousands):

                            2000         2001       $ Change      % Change
                            ----         ----       --------      --------
Trim Products             $ 87,912     $ 66,791     $(21,121)      (24.0)%
Replacements Parts          50,797       55,379        4,582         9.0
                          --------     --------     --------        ----
Total                     $138,709     $122,170     $(16,539)      (11.9)%

The decrease in Trim Products sales of $21,121, or 24.0%, is related to the completion of product programs for which the Company has not been awarded replacement business, a decrease in customer orders on specific product programs and the impact of customer negotiated price concessions. The increase in Replacement Parts sales of $4,582, or 9.0%, is attributable to an increase in heavy duty truck repair orders consistent with general market conditions in the overall heavy duty aftermarket industry.

Gross profit for business segments comprising the Company's operating locations for the years ended December 31, 2001 and 2000 was as follows (in thousands):

                                         % of Applicable                  % of Applicable
                                         ---------------                  ---------------
                               2000          Net Sales           2001         Net Sales
                               ----          ---------           ----         ---------
Trim Products                $ 5,146           5.9%            $   723           1.1%
Replacements Parts            12,285          24.2              13,067          23.6
                             -------          ----             -------          ----
Total                        $17,431          12.6%            $13,790          11.3%

The gross profit percentage for the Trim Products segment was 1.1% and 5.9% for the years ended December 31, 2001 and 2000, respectively. The decrease in gross profit as a percentage of sales is the result of lower overhead burden absorption due to lower sales and the impact of customer negotiated price concessions.

The gross profit percentage for the Replacement Parts segment was 23.6% and 24.2% for the years ended December 31, 2001 and 2000, respectively. The decrease in gross profit as a percentage of sales is the result of selling price reductions required to meet competitive market pricing and sales of lower margin products.

Selling, general and administrative expenses (SGA) for business segments comprising the Company's operating locations were as follows (in thousands):

                                        % of Applicable                % of Applicable
                                        ---------------                ---------------
                              2000          Net Sales         2001         Net Sales
                              ----          ---------         ----         ---------
Trim Products               $ 5,269           6.0%          $ 1,889           2.8%
Replacements Parts            9,627          19.0            10,068          18.2
Corporate                     5,340           3.8             5,324           4.4
                            -------          ----           -------          ----
Total                       $20,236          14.6%          $17,281          14.1%

SGA for the Trim Products segment was $1,889 or 2.8% of segment sales for 2001 and $5,269 or 6.0% of segment sales for 2000. The decrease in SGA is attributable to the elimination of the sales commission to MB Associates of $1,724 as a result of the purchase of its net assets during 2000, and the subsequent inclusion of the salaries and administrative expenses of the former MB Associates sales representatives as corporate SGA. The remaining decrease in SGA is attributable to the headcount reductions and reduced spending at the Beavercreek, Ohio operation.

SGA for the Replacements Parts segment was $10,068 or 18.2% of segment sales for 2001 and $9,627 or 19.0% of segment sales for 2000. The decrease in SGA as a percentage of Replacement Parts segment sales is the result of increased sales for Replacement Parts in 2001.

Corporate administrative costs were $5,324 or 4.4% of Company sales for 2001 and $5,340 or 3.8% of Company sales for 2000. As a result of the purchase of the net assets of MB Associates on July 1, 2000, corporate administrative costs for 2000 include six months of salaries and administrative expenses of the former MB Associates sales representatives, while corporate administrative costs for 2001 include a full year of these salaries and administrative expenses. This increase in corporate administrative costs in 2001 is, however, offset by headcount reductions and reduced spending at the Company's Corporate Office. The increase in corporate administrative costs as a percentage of Company sales is the result of decreased Company sales in 2001.

Other expenses for 2001 were $1,765. During December 2001, due to unfavorable operating results at the Beavercreek, Ohio operation, the Company assessed the net book value of Beavercreek's long-lived assets for impairment. Based on the assessment, the Company recorded a charge of $1,735, which eliminated all of the goodwill associated with the Beavercreek operation. Also included in Other expense for 2001 was the write-off of obsolete equipment at the Beavercreek operation of $438. In November 2001, Beavercreek's health care provider converted from a mutual insurance company to a stock insurance company. The Company received common stock valued at $495 based on the market price on the date of issuance, which is included as Other income.

Other expense for 2000 of $1,009 relates primarily to the write-off of obsolete equipment at the Beavercreek operation.

Interest expense for 2001 was $2,880 compared to $4,646 for 2000. The reduction in interest expense reflects lower borrowing costs of the new bank credit facility executed during February 2001, as well as a reduction in total bank borrowing due to the subordinated debt funding, which carries a lower interest rate than bank borrowing.

Income tax expense (benefit) for 2001 and 2000 was $(61) and $1,125, respectively. The income tax benefit for 2001 of $61 is due to the reversal of state income taxes in 2000 of approximately $184.

Income tax expense for 2000 is attributable to the Company's inability to deduct amortization of goodwill associated with the Investment Transaction as well as an increase in the Company's valuation reserve of $1 million to eliminate deferred taxes recorded at May 27, 1999, in connection with the Investment Transaction.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Managements' discussion and analysis of the results of operations for the year ended December 31, 2000 compared to the year ended December 31, 1999 has been structured to compare the results of operations related only to the operating locations that remain part of the Company at December 31, 2000. To facilitate this discussion, the information shown below makes the following adjustments to the Company's income (loss) from continuing operations before income taxes and extraordinary item: (1) the sale of JPE Canada Inc. in February 1999, and (2) the consolidation of entities that were previously accounted for under the equity method (Plastic Trim, Inc. and Starboard Industries, Inc., from September 16, 1998 through May 27, 1999).

               RESULTS OF OPERATIONS FOR ASCET OPERATING LOCATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                             SUCCESSOR                       CONSOLIDATION OF
                                         PREDECESSOR          COMPANY                            ENTITIES
                                           COMPANY        AS REPORTED ON                        PREVIOUSLY
                                       AS REPORTED ON         FACE OF                           CARRIED ON           ASCET
                                      FACE OF FINANCIAL      FINANCIAL         DIVESTED           EQUITY           OPERATING
                                          STATEMENT          STATEMENT      OPERATIONS (1)       METHOD (2)        LOCATIONS
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
                                           =========         =========         =========         =========         =========

Net sales for business segments comprising the Company's operating locations for the years ended December 31, 2000 and 1999 were as follows (in thousands):

                              1999               2000           $ Change         % Change
                              ----               ----           --------         --------
Trim Products               $101,086          $ 87,912          $(13,174)         (13.0)%
Replacements Parts            55,820            50,797            (5,023)          (9.0)
                            --------          --------          --------          -----
Total                       $156,906          $138,709          $(18,197)         (11.6)%

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

Gross profit for business segments comprising the Company's operating locations for the years ended December 31, 2000 and 1999 was as follows (in thousands):

                              1999          % Net Sales         2000        % Net Sales
                              ----          -----------         ----        -----------
Trim Products                $13,359          13.2%           $ 5,146           5.9%
Replacements Parts            14,382          25.8             12,285          24.2
                             -------          ----            -------          ----
Total                        $27,741          17.7%           $17,431          12.6%

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

Selling, general and administrative expenses (SGA) for business segments comprising the Company's operating locations were as follows (in thousands):

                             1999          % Net Sales          2000        % Net Sales
                             ----          -----------          ----        -----------
Trim Products               $ 6,354           6.3%            $ 5,269           6.0%
Replacements Parts           10,976          19.7               9,627          19.0
Corporate                     3,508           2.2               5,340           3.8
                            -------          ----             -------          ----
Total                       $20,838          13.3%            $20,236          14.6%

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

Interest expense related to the Company's operating locations for the year ended December 31, 2000, was $4,646 thousand compared to $6,171 thousand for 1999. This lower level of interest expense is primarily attributable to lower outstanding debt in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $4,909 in cash for the year ended December 31, 2001, primarily due to the net decrease of $6,527 in working capital. A decrease in inventory and an increase in accounts payable were the primary reasons for the net decrease in working capital. Investing activities used $798 in cash for the year ended December 31, 2001, primarily due to capital expenditures of $972 offset by proceeds of $191 from the sale of assets. Financing activities used $1,513 in cash, representing debt repayments.

Since May 27, 1999 and through February 7, 2001, the Company's principal source of liquidity was a $56.3 million demand loan from Comerica Bank which was available to fund daily working capital needs in excess of internally generated funds. On February 7, 2001, the Company entered into a new $33 million revolving credit facility with Comerica Bank (the "Comerica Facility") which matures February 1, 2003. The $56.3 million demand loan from Comerica Bank was terminated on February 7, 2001. Concurrent with the execution of the Comerica Facility, the Company received a $15 million subordinated demand loan from ASC Incorporated, an affiliate of the Company, which repaid $15 million of the Company's $56.3 million demand loan from Comerica Bank.

In connection with the Comerica Facility, the Company signed a promissory note in the amount of $33 million, providing for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. For 2001 and through March 31, 2002, the Company's margin on prime based loans and Eurodollar loans is 1/4% and 2 1/4%, respectively. Eurodollar borrowings for 1 month to 6 months are permitted at the option of the Company. Advances under the Comerica Facility are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9 million), plus an overformula amount of $10 million. The overformula amount decreases semiannually over a four year period. The initial reduction of $1 million occurred on September 1, 2001. All advances are fully secured by the Company's net assets.

Required covenants under the Comerica Facility include submission of monthly and annual financial statements and annual financial projections during a prescribed period. Quarterly financial covenants include an interest coverage ratio for 2001 to date performance commencing September 30, 2001, and a Senior Debt to EBITDA ratio no greater than 5 to 1 as of December 31, 2001. Both covenants exclude the effect of the $15 million subordinated demand note from ASC Incorporated. In addition, the payment of dividends is prohibited by the terms of the Comerica Facility.


As of September 30, 2001, the Company was not in compliance with the interest coverage ratio covenant of the Comerica Facility. As of December 31, 2001, the Company was not in compliance with both the interest coverage ratio covenant and the Senior Debt to EBITDA ratio covenant of the Comerica Facility. On April 16 2002, the Company's Comerica Facility was amended, and the September 30, 2001 and December 31, 2001 defaults were waived. The Senior Debt to EBITDA ratio covenant was removed and the interest coverage ratio covenant was reset for 2002 year to date performance with June 30, 2002 as the first measurement date. Interest rates were reset based upon the interest coverage ratio using the Company's financial performance beginning January 1, 2002. The revolving credit commitment amount was decreased from $33 million to $30 million as the Company believes $30 million is adequate for its liquidity requirements through the remaining term of the loan. In consideration of the amendments and waivers, the Company has agreed to pay Comerica Bank a nonrefundable amendment and waiver fee of $187,500.


The Company's $15 million subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the Note through at least January 1, 2003. Further, the Comerica Facilities prohibits any payments to ASC Incorporated at non arm's length amounts, without prior consent. The April 16, 2002 amendment to the Comerica Facility prohibits the Company from paying interest to ASC Incorporated on the $15 million note.

Borrowings at December 31, 2001 under the Company's $33 million revolving credit facility were $27 million, with unused borrowing capacity of $1.7 million (based on the borrowing base advance restrictions).

On February 7, 2001, concurrent with the execution of the Comerica Facility, the Company entered into a new $3 million Revolving Line of Credit Note with ASC Incorporated. This Note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated. As of December 31, 2001, there were no advances made under this Note.

Together with internally generated cash flow, the Company believes the Comerica Facility and notes with ASC Incorporated are adequate to provide working capital funding during the course of the year, except in the event of a sustained cyclical downturn in the automotive industry.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In the first quarter of 2002, the Company will adopt FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. The adoption of FAS 141 is expected to have no impact on the company as acquisitions have typically been accounted for under purchase accounting. Under FAS 142, periodic amortization of goodwill is not included as a deduction to arrive at net income, which will result in the elimination of amortization charges of approximately $132 (net of Beavercreek goodwill previously written-off) during fiscal 2002. During 2002, the Company will perform the first of the impairment tests of goodwill as of January 1, 2002. It has not been determined what effect, if any, these tests will have on the earnings and financial position of the company.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company's sales volumes have remained steady during the last quarter of 2001 and throughout the first quarter of 2002. Although most underlying fundamentals remain strong, the impact of the OEM vehicle manufacturers to rebalance inventories, the continuance of rebates and reduced customer financing rates and the trend of retail sales and other uncertainties may adversely impact the Company's 2002 financial performance.

Furthermore, in the normal course of business the Company is subject to market exposures from changes in interest rates. The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's Comerica Facility reduces its borrowing costs for 2001 through March 31, 2002 to the bank's prime rate plus 1/4% or Eurodollar rates plus 2 1/4%. As such, future borrowings under the Comerica Facility are sensitive to changes in interest rates. At December 31, 2001, the weighted average interest rate of the $43.0 million debt was 6.9% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $2.88 million for the year ended December 31, 2001. The potential increase in interest expense from a hypothetical 2% adverse change, assuming the December 31, 2001 debt was outstanding for the entire year, would be $840 thousand.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                          INDEX TO FINANCIAL STATEMENTS

                              -------------------

                                                                                                       Page
                                                                                                       ----
Report of Independent Auditors                                                                          21

Consolidated Balance Sheets as of December 31, 2000 and 2001                                            22

Consolidated Statements of Operations                                                                   23
     For the Years Ended December 31, 2000 and 2001 and the
     Periods January 1, 1999 through May 27, 1999 (PREDECESSOR COMPANY)
     and May 28, 1999 through December 31, 1999 (SUCCESSOR COMPANY)

Consolidated Statements of Shareholders' Equity                                                         24
     For the Years Ended December 31, 2000 and 2001 and the
     Periods January 1, 1999 through May 27, 1999 (PREDECESSOR COMPANY)
     and May 28, 1999 through December 31, 1999 (SUCCESSOR COMPANY)

Consolidated Statements of Cash Flows                                                                   26
     For the Years Ended December 31, 2000 and 2001 and the
     Periods January 1, 1999 through May 27, 1999 (PREDECESSOR COMPANY)
     and May 28, 1999 through December 31, 1999 (SUCCESSOR COMPANY)

Notes to Consolidated Financial Statements                                                              27


REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders of JPE, Inc.
(d/b/a ASCET INC and ASC Exterior Technologies)

We have audited the accompanying consolidated balance sheets of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and for the period from May 28, 1999 to December 31, 1999 and as to its predecessor (see Note 1) for the period from January 1, 1999 to May 27, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies) at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from May 28, 1999 to December 31, 1999 and the consolidated results of its predecessor's operations and its predecessor's cash flows for the period from January 1, 1999 to May 27, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in the notes to the consolidated financial statements, effective May 27, 1999, an investment was made in the Company in exchange for a 95% voting equity interest. The Company's assets, liabilities and capital structure have been adjusted to reflect estimated fair value as of May 28, 1999. As a result, the consolidated financial statements as of December 31, 2001 and 2000, and for the years ended December 31, 2001 and 2000 and for the period May 28, 1999 to December 31, 1999 are not comparable to the Company's predecessor's consolidated financial statements.


                                           /s/ Ernst & Young LLP


Detroit, Michigan
March 1, 2002
Except for note 6, as to
which the date is
April 16, 2002

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                           CONSOLIDATED BALANCE SHEETS
                                 at December 31,
                    (amounts in thousands, except share data)
                                 --------------
                                     ASSETS

                                                                                   2000           2001
                                                                                 --------       --------
Current assets:
     Cash and cash equivalents                                                   $    196       $  2,794
     Available for sale securities                                                     --            571
     Accounts receivable, net of allowance for doubtful accounts of $984
         and $869 at December 31, 2000 and 2001, respectively                      14,506         12,707
     Inventory                                                                     22,269         17,788
     Other current assets                                                           1,405          1,056
                                                                                 --------       --------
         Total current assets                                                      38,376         34,916

Property, plant and equipment, net                                                 23,582         20,675
Goodwill, net                                                                       3,630          1,626
Other assets                                                                        2,007          1,155
                                                                                 --------       --------
         Total assets                                                            $ 67,595       $ 58,372
                                                                                 ========       ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                           $    611       $    543
     Accounts payable                                                               8,722         11,101
     Accrued liabilities                                                            4,319          2,606
     Income taxes                                                                     224             47
                                                                                 --------       --------
         Total current liabilities                                                 13,876         14,297

Other liabilities                                                                      20             --
Long-term debt                                                                     43,952         42,507
                                                                                 --------       --------
         Total liabilities                                                         57,848         56,804
                                                                                 --------       --------

Shareholders' equity:
     Warrants                                                                         293             --
     First Series Preferred Shares, no par value, 50 votes per share,
         3,000,000 authorized, 1,993,694 and 1,973,002 shares issued and
         outstanding at December 31, 2000 and 2001, respectively.                  16,770         16,590
     Common stock, no par value, one vote per share, 15,000,000 authorized,
         14,043,600 shares issued and outstanding at December 31, 2000 and
         2001, respectively                                                         2,379          2,672
     Accumulated other comprehensive income                                            --             76
     Accumulated deficit                                                           (9,695)       (17,770)
                                                                                 --------       --------
         Total shareholders' equity                                                 9,747          1,568
                                                                                 --------       --------
         Total liabilities and shareholders' equity                              $ 67,595       $ 58,372
                                                                                 ========       ========

                   The accompanying notes are an integral part of the consolidated financial statements.

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (amounts in thousands, except share data)
                                 --------------


                                                       PREDECESSOR
                                                         COMPANY                            SUCCESSOR COMPANY
                                                       ------------       -----------------------------------------------------
                                                        JANUARY 1,        MAY 28, 1999        FOR THE YEAR         FOR THE YEAR
                                                           1999              THROUGH              ENDED               ENDED
                                                         THROUGH           DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                       MAY 27, 1999            1999                2000                2001
                                                       ------------            ----                ----                ----
Net sales                                                $  24,044           $  88,081           $ 138,709           $ 122,170
Cost of goods sold                                          17,716              73,448             121,278             108,380
                                                         ---------           ---------           ---------           ---------
     Gross profit                                            6,328              14,633              17,431              13,790
Selling, general and administrative expenses                 5,538              12,137              20,236              17,281
Other expense (income)                                         682                (235)              1,009               1,765
Affiliate companies' income                                 (8,680)                 --                  --                  --
Interest expense, net                                        2,859               2,766               4,646               2,880
                                                         ---------           ---------           ---------           ---------
Income (loss) from continuing operations before
     income taxes and extraordinary item                     5,929                 (35)             (8,460)             (8,136)
Income tax expense (benefit)                                   104                  75               1,125                 (61)
                                                         ---------           ---------           ---------           ---------
Income (loss) from continuing operations before
     extraordinary item                                      5,825                (110)             (9,585)             (8,075)
Discontinued operations:
     Income from operations of IAF                             214                  --                  --                  --
     Loss on sale of stock of IAF                           (2,321)                 --                  --                  --
Extraordinary Item:
     Forgiveness of debt and liabilities                    18,272                  --                  --                  --
                                                         ---------           ---------           ---------           ---------
Net income (loss)                                        $  21,990           $    (110)          $  (9,585)          $  (8,075)
                                                         ---------           ---------           ---------           ---------
Basic earnings (loss) per share from continuing
     operations before extraordinary item:
         Common Shares                                   $    1.27           $      --           $   (0.08)          $   (0.07)
         First Series Preferred Shares                          --               (0.05)              (4.23)              (3.58)
Earnings (loss) per share from continuing
     operations before extraordinary item
     assuming dilution:
         Common Shares                                   $    1.25           $      --           $   (0.08)          $   (0.07)
         First Series Preferred Shares                          --               (0.05)              (4.23)              (3.58)
Basic earnings (loss) per share:
     Common Shares                                       $    4.78           $      --           $   (0.08)          $   (0.07)
     First Series Preferred Shares                              --               (0.05)              (4.23)              (3.58)
Earnings (loss) per shares assuming dilution:
     Common Shares                                       $    4.73           $      --           $   (0.08)          $   (0.07)
     First Series Preferred Shares                              --               (0.05)              (4.23)              (3.58)



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

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              For the periods ended
                    (amounts in thousands, except share data)
                                 --------------



                                                                            PREDECESSOR COMPANY
                                                             FOR THE PERIOD JANUARY 1, 1999 THROUGH MAY 27, 1999
                                            ----------------------------------------------------------------------------------------
                                                                                                       NET INCOME
                                               BALANCE AT         FOREIGN          ISSUANCE          FOR THE PERIOD      BALANCES AT
                                               JANUARY 1,        CURRENCY           TO THE            JANUARY 1 TO          MAY 27,
                                                 1999          TRANSLATION        BANK GROUP          MAY 27, 1999           1999
                                                 ----          -----------        ----------          ------------           ----
Warrants:
Warrants Outstanding                                  --                             77,438                                  77,438
Amount                                                                  --        $      54                             $        54

First Series Preferred Shares:
Shares Outstanding                                    --                             20,650                                  20,650
Amount                                                --                          $     177                             $       177

Common Stock:
Shares Outstanding                             4,602,180                                                                  4,602,180
Amount                                      $     28,051                                                                $    28,051

Accumulated Other Comprehensive Loss        $       (336)      $       336                                                       --

Accumulated (Deficit)                       $    (47,856)      $                  $                   $    21,990       $   (25,866)
                                            ------------       -----------        ---------           -----------       -----------

Total Shareholders' Equity                  $    (20,141)      $       336        $     231           $    21,990       $     2,416
                                            ============       ===========        =========           ===========       ===========




                                                                                  SUCCESSOR COMPANY
                                                                FOR THE PERIOD MAY 28, 1999 THROUGH DECEMBER 31, 1999
                                            ----------------------------------------------------------------------------------------
                                                                                                        NET LOSS
                                              BALANCE AT       INVESTMENT        SHAREHOLDERS       FOR THE PERIOD      BALANCES AT
                                                MAY 28,        FROM  NEW            BASIS              MAY 28 TO        DECEMBER 31,
                                                 1999         SHAREHOLDERS          CHANGE         DECEMBER 31, 1999       1999
                                                 ----         ------------          ------         -----------------       ----
Warrants:
Warrants Outstanding                              77,438                            345,163                                 422,601
Amount                                      $         54                          $     239                             $       293

First Series Preferred Shares:
Shares Outstanding                                20,650         1,952,352                                                1,973,002
Amount                                      $        177       $    16,413                                              $    16,590

Common Stock:
Shares Outstanding                             4,602,180         9,441,420                                               14,043,600
Amount                                      $     28,051       $     2,287        $ (27,959)                            $     2,379


Accumulated (Deficit)                       $    (25,866)                         $  25,866           $      (110)      $      (110)
                                            ------------       -----------        ---------           -----------       -----------

Total Shareholders' Equity                  $      2,416       $    18,700        $  (1,854)          $      (110)      $    19,152
                                            ============       ===========        =========           ===========       ===========

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              For the periods ended
                    (amounts in thousands, except share data)
                                 --------------

                                                                                  SUCCESSOR COMPANY
                                                                        FOR THE YEAR ENDED DECEMBER 31, 2000
                                            ----------------------------------------------------------------------------------------
                                                                                                        NET LOSS
                                              BALANCE AT       INVESTMENT        SHAREHOLDERS       FOR THE PERIOD     BALANCES AT
                                              JANUARY 1,        FROM NEW             BASIS           ENDED DECEMBER     DECEMBER 31,
                                                 2000         SHAREHOLDERS          CHANGE             31, 2000            1999
                                                 ----         ------------          ------         -----------------       ----
Warrants:
Warrants Outstanding                             422,601                                                                    422,601
Amount                                      $        293                                                                $       293

First Series Preferred Shares:
Shares Outstanding                             1,973,002            20,692                                                1,993,694
Amount                                      $     16,590       $       180                                              $    16,770

Common Stock:
Shares Outstanding                            14,043,600                                                                 14,043,600
Amount                                      $      2,379                                                                $     2,379

Accumulated (Deficit)                       $       (110)                                             $    (9,585)      $    (9,695)
                                            ------------       -----------        ---------           -----------       -----------

Total Shareholders' Equity                  $     19,152       $       180        $       0           $    (9,585)      $     9,747
                                            ============       ===========        =========           ===========       ===========



                                                                              SUCCESSOR COMPANY
                                                                    FOR THE YEAR ENDED DECEMBER 31, 2001
                                                    -------------------------------------------------------------------------------
                                                                                      NET LOSS
                                                    REDEMPTION                      FOR THE PERIOD    UNREALIZED         BALANCE AT
                                    BALANCE AT          OF                              ENDED           GAIN ON           DECEMBER
                                    JANUARY 1,      SHAREHOLDER       EXPIRATION     DECEMBER 31,    AVAILABLE FOR           31,
                                       2001          INTERESTS        OF WARRANTS        2001       SALE SECURITIES         2001
                                       ----          ---------        -----------        ----       ---------------         ----
Warrants:
Warrants Outstanding                    422,601                         (422,601)
Amount                             $        293                             (293)

First Series Preferred Shares:
Shares Outstanding                    1,993,694         (20,692)                                                          1,973,002
Amount                             $     16,770     $      (180)                                                       $     16,590

Common Stock:
Shares Outstanding                   14,043,600                                                                          14,043,600
Amount                             $      2,379                        $     293                                       $      2,672

Accumulated Other
Comprehensive Income               $         --                                                          $     76      $         76

Accumulated (Deficit)              $     (9,695)                                       $    (8,075)                    $    (17,770)
                                   ------------     -----------        ---------       -----------       --------      ------------

Total Shareholders' Equity         $      9,747     $      (180)       $       0       $    (8,075)      $     76      $      1,568
                                   ============     ===========        =========       ===========       ========      ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the periods ended
                             (amounts in thousands)
                                  ------------

                                                                    PREDECESSOR
                                                                      COMPANY                        SUCCESSOR COMPANY
                                                                    ------------        --------------------------------------------
                                                                                         MAY 28, 1999      FOR THE        FOR THE
                                                                     JANUARY 1,            THROUGH       YEAR ENDED     YEAR ENDED
                                                                    1999 THROUGH         DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                                    MAY 27, 1999            1999             2000           2001
                                                                    ------------            ----             ----           ----
Cash flows from operating activities:
     Net income (loss)                                                 $ 21,990         $   (110)        $ (9,585)        $ (8,075)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used for) operating activities:
     Extraordinary items, forgiveness of debt and liabilities           (18,272)              --               --               --
        Depreciation and amortization                                     1,250            2,045            3,514            3,963
        Loss on sale of subsidiary                                        2,549               --               --               --
        Write-down of subsidiaries' assets                                   --               --            1,009              772
        Affiliate companies' income                                      (8,680)              --               --               --
        Charge for impairment of Goodwill                                    --               --               --            1,735
        Other                                                                98               --              (16)             (13)
        Changes in operating assets and liabilities:
           Available for sale securities                                     --               --               --             (571)
           Accounts receivable                                           (2,204)           1,283            5,699            1,799
           Inventory                                                        657           (1,675)             320            4,481
           Other current assets                                             422            1,420               (9)             349
           Accounts payable                                               2,065           (1,425)             416            2,379
           Accrued liabilities and income taxes                            (570)            (805)           1,017           (1,910)
           Deferred income taxes                                              2             (101)           1,000               --
                                                                       --------         --------         --------         --------
           Net cash provided by (used for) operating activities            (693)             632            3,365            4,909
                                                                       --------         --------         --------         --------

Cash flows from investing activities:
     Purchase of property and equipment                                    (238)          (1,569)          (1,392)            (972)
     Purchase of MB Associates                                               --               --               (1)              --
     Other                                                                   --              (50)               8              (17)
     Cash proceeds from sale of property and equipment                       --               --              600              191
     Cash proceeds from sale of subsidiary                               20,000               --               --               --
     Cash loaned to equity investees                                    (13,980)              --               --               --
                                                                       --------         --------         --------         --------
           Net cash provided by (used for) investing activities           5,782           (1,619)            (785)            (798)
                                                                       --------         --------         --------         --------

Cash flows from financing activities:
     Borrowing of demand loan from affiliate                                 --               --               --           15,000
     Repayment of demand loan to Bank                                        --               --               --          (15,000)
     Net borrowings (repayments) of revolving credit facility                --           45,774           (2,900)            (874)
     Repayments of other debt                                                (6)             (73)            (123)            (639)
     Net repayments under revolving loan                                 (1,742)         (66,257)              --               --
     Issuance of First Series Preferred Shares                                1           16,413               --               --
     Issuance of Common Stock                                                --            2,033               --               --
                                                                       --------         --------         --------         --------
           Net cash provided by (used for) financing activities          (1,747)          (2,110)          (3,023)          (1,513)
                                                                       --------         --------         --------         --------
Cash and cash equivalents:
     Net increase (decrease) in cash                                      3,342           (3,097)            (443)           2,598
     Cash, beginning of period                                              394            3,736              639              196
                                                                       --------         --------         --------         --------
     Cash, end of period                                               $  3,736         $    639         $    196         $  2,794
                                                                       ========         ========         ========         ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

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

         RESTRUCTURING OF JPE, INC. - On May 27, 1999 in accordance with the terms of an Investment Agreement (the "Investment Agreement") among JPE, Inc., ASC Holdings LLC ("ASC") and Kojaian Holdings LLC ("Kojaian") dated April 28, 1999 the Company issued 1,952,352.19 shares of First Series Preferred Shares on May 27, 1999 (the "Closing Date"), in equal proportions to ASC and Kojaian for an aggregate purchase price of $16,413 payable in cash. Each First Series Preferred Share possesses voting and equity rights equal to 50 shares of common stock of the Company. In addition, the Investment Agreement provided that the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") were entitled to receive warrants to purchase First Series Preferred Shares (the "Warrants"). Each holder of common stock received .075 Warrants for each share of common stock held on the record date, and each full Warrant entitled the holder to purchase one First Series Preferred Share. The Warrants were distributed as a dividend to such shareholders. The Warrants carried an initial exercise price of $9.99 per First Series Preferred Share, subject to price adjustments based on the Final Actual EBITDA and the cost of certain environmental remediation for a 24 month period beginning on the closing date of the Investment Transaction, as defined below. The Warrants were exercisable for the 90 day period following the providing of notice by the Company to the holders thereof of the Final Actual EBITDA.

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

         As a precondition to consummation of the above transaction, the Company's existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16.5 million forgiveness of the Company's existing bank debt, under the terms of the Company's Forbearance Agreement dated August 10, 1998, as amended. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 shares of First Series Preferred Shares to the Bank Group on May 27, 1999 for $1 of consideration (see Note 15). In addition, the Company granted the existing bank lenders 77,437.937 Warrants (which Warrants contain the same terms and conditions as granted to the shareholders of common stock of the Company on the Record Date), except the exercise price for each First Series Preferred Share is approximately $8.16 per share.

         The immediate effect of these transactions transferred (a) approximately 47.5% of the voting securities of the Company to Kojaian,
         (b) approximately 47.5% of the voting securities of the Company to ASC, and (c) approximately 1% of the voting securities of the Company to the Bank Group (these transactions are hereafter referred to as the "Investment Transaction"). The remaining amount of the voting securities continues to be held by the public shareholders of the Company. Thus, as of December 29, 1999 ASC and Kojaian together beneficially owned approximately 95% of the voting securities of the Company, and

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

         assuming the exercise of all of the Warrants, would have beneficially owned approximately 80% of the voting securities of the Company.

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

         In connection with the closing of the Investment Transaction on May 27, 1999, the Company entered into a Consulting Services Agreement with ASC which requires payment of $250 annually, payable monthly, for consulting services provided by ASC with respect to various business, operating, management, and financial matters. In addition, the Company is required to pay ASC an additional fee equal to 2% of the excess of the final EBITDA over the targeted EBITDA, (both defined in the Investment Agreement) for the 24 month period ending after the closing date of the Investment Transaction.

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of JPE, Inc. (the "Company"), and its wholly-owned subsidiaries, Dayton Parts, Inc. ("Dayton Parts"), Allparts, Inc. ("Allparts"), SAC Corporation ("Starboard"), Industrial & Automotive Fasteners, Inc. ("IAF"), Plastic Trim, Inc. ("PTI") and JPE Canada Inc. ("JPEC"). The stock of the Company's IAF subsidiary was sold March 26, 1999, as more fully described in Note 13. During the third quarter of 1998, three of the Company's subsidiaries were placed under court ordered protection. On September 15, 1998, PTI and Starboard filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern Division of Michigan. On August 27, 1998, the Ontario Court (General Division) Commercial List issued an order to appoint an Interim Receiver for JPEC pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. On February 8, 1999, the net assets of JPEC were sold, to the Ventra Group, as more fully described in Note 11. Under these conditions, generally accepted accounting principles do not allow the Company to consolidate these subsidiaries from the dates of their respective filings. The Company has utilized the equity method of accounting in preparing the financial statements for that portion of the 1999 year beginning January 1, 1999 and ending May 27, 1999, the date of the Investment Transaction. The remaining subsidiaries were included in the Company's Investment Transaction, as more fully described above. All significant intercompany accounts and transactions with the consolidated subsidiaries have been eliminated in the preparation of the consolidated financial statements.

         On July 1, 2000 the Company paid $1 plus other remuneration described below, to purchase certain assets and liabilities of MB Associates, Inc. ("MB"). MB was the exclusive sales representative for the Company's Trim Products Group. Prior to July 1, 2000, commission expenses were recorded by the

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

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

         BUSINESS - JPE, Inc. (d/b/a ASCET INC and d/b/a ASC Exterior Technologies) is a manufacturer and distributor of automotive and truck components for the original equipment manufacturers and the replacement parts markets principally in North America. Total sales for the year ended December 31, 2001 were approximately 54.7% for trim products, and 45.3% for the replacement parts markets. The Company's fastener business, IAF was sold during 1999, and as such is accounted for as a discontinued operation.

         REVENUE RECOGNITION - The Company recognizes sales revenue upon passage of title which is generally upon shipment of products to customers.

         SHIPPING AND HANDLING COSTS -- The Company classifies such costs as cost of sales.

         CONCENTRATION OF CREDIT RISK - Accounts receivable of the Company, which represent the principal concentration of credit risk, result from sales to companies in the automotive, light truck and heavy duty truck original equipment and aftermarket industries. Credit is extended based upon an evaluation of the customer's financial condition and collateral is not required from customers.

         AVAILABLE FOR SALE SECURITIES -- Securities are stated at fair market value at December 31, 2001. Unrealized gains on these securities, which are recorded in Accumulated Other Comprehensive Income, aggregate $76. Comprehensive loss for the year ended December 31, 2001 was $7,999.

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

         GOODWILL - Goodwill was recorded as of the date of the Investment Transaction to adjust to the fair value of the Company's assets and is amortized over a 15 year life. Accumulated amortization at December 31,

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

         2000 and 2001 was $430 and $2,434, respectively. The recoverability of goodwill is evaluated each year to include an assessment of conditions that would result in an impairment charge, which include loss of major customers, lower margin business, labor issues, and customer sourcing and cost cutting issues. During December 2001, due to unfavorable operating results at the Beavercreek, Ohio operation (a Trim product segment), the Company assessed the net book value of long-lived assets for impairment. Based on this assessment, the Company recorded a charge of $1,735, which eliminated all of the goodwill associated with the Beavercreek operation. This impairment charge was determined based on an estimate of the discounted cash flows from the assets at the Beavercreek operation and is included within "other expenses (income)" in the accompanying statement of operations.

         EARNINGS PER SHARE - The issuance of the First Series Preferred Shares resulted in the Successor Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128-Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class of stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the Common Stock. For the periods ended December 31, 2000 and 2001, shares outstanding for the computation of basic earnings per share were 14,043,600 common shares and weighted average shares outstanding for the First Series Preferred Shares were 1,983,433.04 and 1,973,002.305, respectively. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. The Common Stock options outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution. The warrants for the First Series Preferred Shares which would have had the effect of increasing the denominator in the earnings per share calculation by 39,672 shares, for the year ended December 31, 2000, were excluded because the effect is anti-dilutive. These warrants expired unexercised during the year ended December 31, 2001. Earnings per share for the period January 1, 1999 through May 27, 1999 was computed based on 4,602,180 shares outstanding and 43,296 equivalent shares related to stock options having a dilutive effect

         STOCK BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to measure compensation costs using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include investments in highly liquid instruments with a maturity of three months or less.

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

2.       INVENTORY:

         Inventory, net of reserves, consisted of the following at December 31:

                                                 2000           2001
                                               -------        -------
         Raw materials                         $ 5,413        $ 4,957
         Work in process and components          1,698          1,356
         Finished goods                         12,148         10,119
         Tooling                                 3,010          1,356
                                               -------        -------

                                               $22,269        $17,788
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

         The results of operations for these subsidiaries since their filing date have been recorded on the equity method through the date of the Investment Transaction. Summarized statements of operations from January 1, 1999 to May 27, 1999 are as follows (amounts in thousands):

         January 1, 1999 to May 27, 1999:                          Starboard         PTI           Total
                                                                   ---------         ---           -----
         Net sales                                                   $11,109        $33,672        $44,781
         Cost of sales                                                 8,409         29,592         38,001
                                                                     -------        -------        -------
         Gross profit                                                  2,700          4,080          6,780
         Selling, general and administrative expense                     591          2,572          3,163
         Other reorganization expenses                                   180            624            804
                                                                     -------        -------        -------
         Income (loss) before interest and taxes                       1,929            884          2,813
         Interest expense                                                107            439            546
                                                                     -------        -------        -------
         Income (loss) before extraordinary item                       1,822            445          2,267
         Extraordinary item forgiveness of debt and liability            808          2,985          3,793
                                                                     -------        -------        -------
         Net income                                                  $ 2,630        $ 3,430        $ 6,060
                                                                     =======        =======        =======


           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

4.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consisted of the following at December
         31:

                                                2000             2001
                                              --------         --------
         Land                                 $    706         $    706
         Buildings                               5,496            5,513
         Machinery and equipment                20,871           21,154
         Furniture and fixtures                  1,372            1,397
                                              --------         --------
                                                28,445           28,770
         Less accumulated depreciation          (4,863)          (8,095)
                                              --------         --------

                                              $ 23,582         $ 20,675
                                              ========         ========

         Provisions for depreciation of property, plant and equipment have been computed using the straight-line method based on 25 year lives for buildings, 5-7 year lives for machinery and equipment, and 3-7 year lives for furniture and fixtures.


5.       ACCRUED LIABILITIES:

         Accrued liabilities consisted of the following at December 31:

                                           2000          2001
                                          ------        ------
         Accrued compensation             $  496        $  285
         Accrued interest                    359            94
         Accrued employee benefits         1,609         1,205
         Accrued taxes                     1,041           414
         Other                               814           608
                                          ------        ------

                                          $4,319        $2,606
                                          ======        ======

6.       DEBT:

         Debt consisted of the following at December 31, 2000 and 2001:

                                                          2000           2001
                                                        -------        -------
         Demand loan-Comerica Bank                      $42,874        $    --
         Revolving Credit Facility-Comerica Bank             --         27,000
         Notes Payable-MB purchase                        1,464            975
         Capitalized lease obligations                      193             55
         Subordinated demand note                            --         15,000
         Other                                               32             20
                                                        -------        -------
                                                        $44,563        $43,050
         Less:  Current portion                             611            543
                                                        -------        -------
                                                        $43,952        $42,507
                                                        =======        =======

         Since May 27, 1999 and through February 7, 2001, the Company's source of funding was a $56.3 million demand loan from Comerica Bank. On February 7, 2001, the Company entered into a new $33 million revolving credit facility with Comerica Bank (the "Comerica Facility") which matures February 1, 2003. The $56.3 million demand loan from Comerica Bank was terminated on February 7, 2001. Concurrent with the execution of the Comerica Facility, the Company received a $15 million subordinated demand loan from ASC Incorporated, an affiliate of the Company, which repaid $15 million of the Company's $56.3 million demand loan from Comerica Bank.

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

6.       DEBT, continued:

         The new Comerica Facility provides for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. Advances are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9 million), plus an overformula amount of $10 million. The overformula amount decreases semiannually over a four year period. The initial reduction of $1 million occurred on September 1, 2001. All advances are fully secured by the Company's net assets.

         Required covenants under the Comerica Facility include submission of monthly and annual financial statements and annual financial projections during a prescribed period. Quarterly financial covenants include an interest coverage ratio for 2001 to date performance commencing September 30, 2001, and a Senior Debt to EBITDA ratio of no greater than 5 to 1 as of December 31, 2001. Both covenants exclude the effect of the $15 million subordinated demand note from ASC Incorporated. In addition, the payment of dividends is prohibited by the terms of the Comerica Facility.

         As of September 30, 2001, the Company was not in compliance with the interest coverage ratio covenant of the Comerica Facility. As of December 31, 2001, the Company was not in compliance with both the interest coverage ratio covenant and the Senior Debt to EBITDA ratio covenant of the Comerica Facility. On April 16, 2002, the Company's Comerica Facility was amended, and the September 30, 2001 and December 31, 2001 defaults were waived. The Senior Debt to EBITDA ratio covenant was removed and the interest coverage ratio covenant was reset for 2002 year to date performance with June 30, 2002 as the first measurement date. Interest rates were reset based upon the interest coverage ratio using the Company's financial performance beginning January 1, 2002. The revolving credit commitment amount was decreased from $33 million to $30 million as the Company believes $30 million is adequate for its liquidity requirements through the remaining term of the loan. In consideration of the amendments and waivers, the Company has agreed to pay Comerica Bank a nonrefundable amendment and waiver fee of $187,500.

         The Company's $15 million subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the note through at least January 1, 2003. Further, the Comerica Facility prohibits any payments to ASC Incorporated at non-arm's length amounts without prior consent. On February 7, 2001, concurrent with the execution of the Comerica Facility, the Company entered into a new $3 million Revolving Line of Credit Note with ASC Incorporated. This Note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated. As of December 31, 2001, there were no advances made under this Note.

         In addition, notes payable of the Company includes $975 due to the former owner of MB Associates, executed in connection with the purchase of MB Associates on July 1, 2000 (see Note 1). These notes payable require two payments of $488 on June 30 of 2002 and 2003. The notes payable are non-interest bearing and are guaranteed by ASC.

         Maturities of debt for the years succeeding December 31, 2001 are $543 for 2002, $42,494 for 2003, $3 for 2004, $4 for 2005, and $6,
         thereafter.

         The Company's average effective borrowing rate was approximately 11% for the period ended May 27, 1999, 8.57% for the period ended December 31, 1999, 10.1% for the year ended December 31, 2000 and 6.9% for the year ended December 31, 2001. Both Comerica Bank facilities provide for a facility fee which is payable quarterly in arrears. Facility and amendment fees amounted to $33 for the period ended May 27, 1999, $421 for the period ended December 31, 1999, $329 for the year ended December 31, 2000 and $19 for the year ended December 31, 2001, and are included in interest expense.

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

7.       INCOME TAXES:

         Income tax expense (benefit) for the periods January 1, 1999 through May 27, 1999 and May 28, 1999 through December 31, 1999, and for the years ended December 31, 2000 and 2001 is as follows:


                                               JANUARY 1, 1999    MAY 28, 1999
                                                   THROUGH          THROUGH
                                                 MAY 27, 1999   DECEMBER 31, 1999       2000            2001
                                                 ------------   -----------------       ----            ----
         Income (loss) before income tax:
              U.S                                  $ 22,254         $   (135)        $ (8,531)        $ (8,227)
              Foreign                                  (160)             100               71               91
                                                   --------         --------         --------         --------
                                                   $ 22,094         $    (35)        $ (8,460)        $ (8,136)
                                                   ========         ========         ========         ========
         Current income taxes:
              Federal                              $     --         $     10         $     --         $     --
              State                                      88               64               90             (107)
              Foreign                                    16              (16)              35               46
                                                   --------         --------         --------         --------
         Total current income taxes                     104               58              125              (61)
                                                   --------         --------         --------         --------

         Deferred income taxes:
              Federal                                    --               --            1,000               --
              State                                      --               17               --               --
              Foreign                                    --               --               --               --
                                                   --------         --------         --------         --------
         Total deferred income taxes                     --               17            1,000               --
                                                   --------         --------         --------         --------
         Total income tax expense (benefit)        $    104         $     75         $  1,125         $    (61)
                                                   ========         ========         ========         ========

         The provision for income taxes differs from the amount of income taxes determined by applying the statutory U. S. federal income tax rate to pretax income as a result of the following:

                                                             January 1,      May 28, 1999
                                                               1999             through         Year ended
                                                              through         December 31,      December 31,
                                                            May 27, 1999          1999              2000              2001
                                                            ------------          ----              ----              ----
         Statutory U.S. federal tax rate                          34%              (34%)             (34%)             (34%)
         State taxes, net of federal tax benefit                  --               151                 1                (2)
         Goodwill amortization and other permanent                --               153                 3                 2
         Nondeductible bankruptcy and other expenses              --                85                --                --
         Foreign tax rate in excess of below U.S.                 --              (143)               --                --
              federal tax rate
         Increase/(decrease) in valuation reserve                (34)               --                43                39
         All other                                                --                 2                --                (5)
                                                                ----              ----              ----              ----
              Effective tax rate                                  --%              214%               13%                0%
                                                                ====              ====              ====              ====

         Deferred income taxes reflect the estimated future tax effect of temporary differences between the amount of the assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. As of May 27, 1999, the date of the Investment Transaction, the Company had approximately $23 million of taxable net operating loss carryovers. Of this amount, approximately $22 million was used to offset taxable income for the period January 1, 1999 through May 27, 1999, including income associated with the bank debt forgiveness and vendor liability settlements resulting from the Investment Transaction. The remaining taxable loss carryovers are

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

7.       INCOME TAXES, continued:

         subject to certain limitations as a result of the Investment Agreement and utilization is dependent on the Company's future profitability. As such, the Company recorded a valuation reserve related to the tax benefits associated with such losses. In addition, the Company sustained further net operating losses of $1.2 million for the period May 28, 1999 through December 31, 1999, $9.1 million for the year ended December 31, 2000 and $8.1 million for the year ended December 31, 2001. Because of the magnitude of these additional losses, the Company believes it may be unable to utilize these loss carryovers against future earnings, and as such, has increased its valuation reserve by $1 million.

         Deferred tax assets of approximately $13.5 million have been reduced by $10.6 million valuation reserve, and deferred tax liabilities of $2.9 million have been recorded at December 31, 2001.

         At December 31, 2000 and 2001, deferred tax assets and liabilities are as follows:

         Deferred tax assets:                              2000                 2001
                                                         --------             --------
              Goodwill                                   $  3,268             $  2,881
              Inventory                                     1,163                  811
              Allowance for doubtful accounts                 375                  301
              Employee benefits                               251                  190
              AMT tax credit                                   78                   78
              Net operating losses                          4,451                8,447
              All other                                       716                  789
                                                         --------             --------
         Total deferred tax assets                         10,302               13,497
                                                         --------             --------

         Deferred tax liabilities:
              Property and equipment                        2,170                2,741
              Prepaid pension                                 125                  134
                                                         --------             --------
         Total deferred tax liabilities                     2,295                2,875
                                                         --------             --------

         Net deferred tax assets                            8,007               10,622
         Valuation reserve                                 (8,007)             (10,622)
                                                         --------             --------

         Net deferred tax assets                         $     --             $     --
                                                         ========             ========

8.       WARRANTS TO ACQUIRE PREFERRED STOCK:

         The Investment Agreement provided that the shareholders of record of JPE, Inc. common stock on June 11, 1999 (the "Record Date") were entitled to receive warrants (the "Warrants") entitling the holder with the right to purchase .075 First Series Preferred Shares of the Company for each share of common stock held on the Record Date. The Warrants carried an initial exercise price of $9.99 per First Series Preferred Share, subject to price adjustments based on the final actual EBITDA and the cost of certain environmental remediation for the 24 month period from the date of the Investment Transaction. The Warrants were exercisable for a 90 day period following the providing of notice by the Company to the holders thereof of the Final Actual EBITDA (as defined in the Investment Agreement). In addition, the Company granted the Company's former bank group 77,437.937 Warrants (which Warrants contain the same terms and

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

8.       WARRANTS TO ACQUIRE PREFERRED STOCK, continued:

         conditions as granted to the shareholders of common stock of the Company which adjusted the exercise price per First Series Preferred Share to approximately $8.16).

         Based on the initial exercise price of the Warrants, the Company has assigned a fair value based on the difference between the exercise price and the present value of the exercise price for the 24 month period at a cost of capital discount rate. The fair value assigned was $239. The warrants expired, unexercised, on October 4, 2001 and the fair value assigned at the time of issuance was reclassified to Common Stock.

9.       COMMON STOCK OPTIONS AND WARRANTS:

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

         Under the JPE Stock Incentive Plan for Key Employees (the "Plan"), the total number of shares of common stock that may be granted is 500,000 shares, pursuant to an amendment ratified by the Company's Board of Directors on November 22, 2000. The Company's Board of Directors also opted to terminate this plan no later than October 6, 2010. These amendments received shareholder approval on July 19, 2001. The Plan provides that shares granted come from the Company's authorized but unissued common stock and that the price of the options granted qualifying as incentive options will not be less than 100 percent of the higher of the fair market value of the shares on the date of the original grant or the fair market value of the shares on November 22, 2000. Substantially all options that have been granted under the Plan vest equally over a four year period and expire on various dates, typically ten years after the date of grant.

         Information regarding the Plan, and the JPE Director Stock Option Plan (prior to its termination on November 22, 2000) for 1999, 2000 and 2001 is as follows:

                                                                   Weighted Average      Options        Weighted Average
                                                    Shares          Exercise Price     Exercisable       Exercise Price
                                                    ------          --------------     -----------       --------------
         Balance, January 1, 1999                   532,500             $   3.58          187,188            $   6.86

         Options exercised                               --                   --
         Options terminated and expired            (480,750)            $   3.20
         Options granted                                 --                   --
                                                  ---------
         Balance, December 31, 1999                  51,750             $   7.25           41,126            $   7.25

         Options exercised                               --                   --
         Options terminated and expired                  --                   --
         Options granted                                 --                   --
                                                  ---------
         Balance, December 31, 2000                  51,750             $   7.25           48,313            $   7.25
                                                  ---------

         Options exercised                               --
         Options terminated and expired                  --
         Options granted                                 --
                                                  ---------
         Balance, December 31, 2001                  51,750             $   7.25           51,750            $   7.25
                                                  ---------

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

9.       STOCK OPTIONS AND WARRANTS, continued:

                                                                    1999                   2000                   2001
                                                               -----------            -----------            -----------
         Options available for grant at end of year                680,858                448,250                448,250
         Option price range at end of year                     $6.63-$8.00            $6.63-$8.00            $6.63-$8.00
         Weighted average remaining life                         6.3 years              5.3 years              4.3 years

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

                                                             January 1,     May 28, 1999         Year Ended          Year Ended
                                                            1999 through       through           December 31,        December 31,
                                                            May 27, 1999   December 31, 1999         2000                2001
                                                            ------------   -----------------         ----                ----
         Net income/(loss) - as reported                     $   21,990          $(110)          $   (9,585)         $   (8,075)
         Net income/(loss) - pro forma                       $   21,974          $(125)          $   (9,600)         $   (8,075)
         Income/(loss) per share assuming dilution:
              As reported                                    $     4.73          $  --           $    (0.08)         $    (0.07)
              Pro forma                                      $     4.73          $  --           $    (0.08)         $    (0.07)

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

10.      EMPLOYEE BENEFIT PLANS:

         401K PLAN
         The Company has several different defined contribution plans consisting of a 401(k) plan and profit sharing plans which cover substantially all U.S. based non-union employees. The Company's matching 401(k) and profit sharing contributions are discretionary and were suspended July 1, 1998. On June 25, 1999, the Company's matching 401(k) and profit sharing contributions were reinstated retroactive to January 1, 1999. The Company's Board of Directors opted to discontinue profit sharing contributions effective January 1, 2002. The charges to operations for the 1999 Predecessor and Successor periods were $213 and $518, respectively. The charge to operations for the years ended December 31, 2000 and 2001 were $960 and $945, respectively.

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

10.      EMPLOYEE BENEFIT PLANS, continued:

         PENSION PLAN
         The Company maintains a defined benefit pension plan for its hourly employees at the Beavercreek, Ohio operation. Eligibility includes all hourly employees at the time of hire and employees must participate in the Union. Benefits for employees covered by the plan are based on years of service. Plan funding strategies are actuarially determined based on census data and a measurement date of January 1 each year to calculate the prepaid pension at December 31, 2001 and 2000. Plan assets consist of money market investments, bonds and equity securities. Employees do not earn any vesting until the completion of five years employment at which time they become fully vested.

         The following table summarizes the change in plan assets:

                                                                          PENSION BENEFITS
                                                                     -------------------------
                                                                      2000              2001
                                                                     -------           -------
         Fair value of plan assets at beginning of the year          $ 2,170           $ 2,172
         Actual return on plan assets                                   (154)              (89)
         Employer contributions                                          203               363
         Benefits paid                                                   (47)              (71)
                                                                     -------           -------
         Fair value of plan assets at end of the year                $ 2,172           $ 2,375
                                                                     =======           =======

         The following table summarizes the change in benefit obligation:

                                                                          PENSION BENEFITS
                                                                     -------------------------
                                                                      2000              2001
                                                                     -------           -------
         Benefit obligation at beginning of the year                 $ 2,079           $ 2,361
         Service cost                                                    218               223
         Interest cost                                                   160               174
         Actuarial (gain)/loss                                           (35)               91
         Benefits paid                                                   (47)              (71)
                                                                     -------           -------
         Benefit obligation at end of the year                       $ 2,375           $ 2,778
                                                                     =======           =======

         The following table summarizes the components of net benefit costs:

                                                                Pension Benefits
                                             ----------------------------------------------------------
                                                             May 27, 1999
                                              January 1,        through
                                             1999 through     December 31,
                                             May 27, 1999         1999            2000          2001
                                             ------------         ----            ----          ----
         Service cost                            $  63           $  88           $ 218           $ 223
         Interest cost                              59              83             160             174
         Expected return on plan assets            (67)            (94)           (177)           (184)
                                                 -----           -----           -----           -----
         Benefit cost                            $  55           $  77           $ 201           $ 213
                                                 =====           =====           =====           =====


           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

10.      EMPLOYEE BENEFIT PLANS, continued:

         The following table summarizes the funded status of employee benefit plans and the related amounts that were recognized in the accompanying balance sheets:

                                                                    PENSION BENEFITS
                                                              --------------------------
                                                                2000               2001
                                                              -------            -------
         Benefit obligation                                   $ 2,375            $ 2,778
         Plan assets at fair value                              2,172              2,375
                                                              -------            -------
         Funded status                                           (203)              (403)
         Unrecognized net gain                                    248                596
                                                              =======            =======
         Prepaid pension cost                                 $    45            $   193
                                                              =======            =======

         Significant actuarial assumptions are as follows:

                                                                    PENSION BENEFITS
                                                              --------------------------
                                                                2000               2001
                                                              -------            -------
         Discount Rate                                            7.5%              7.25%
         Expected long-term rate of return on assets              8.0%               8.0%


11.      SALE OF JPE CANADA INC.:

         At December 31, 1998, JPE Canada Inc. ("JPEC") was under the control of an Interim Receiver appointed pursuant to Section 47 of the Bankruptcy and Insolvency Act of Canada. The duties of the Interim Receiver included commencing the process of realizing value of the assets for the benefit of The Bank of Nova Scotia, the secured lender. On December 8, 1998, The Bank of Nova Scotia, the Interim Receiver, General Motors Corporation and General Motors of Canada Limited entered into an agreement to sell substantially all the assets of JPEC to the Ventra Group, Inc. This agreement required that JPEC make an assignment in bankruptcy prior to closing. On February 8, 1999, JPEC filed an assignment in bankruptcy with the Ontario Court (General Division) Commercial List and substantially all the assets of JPEC were sold for approximately $13.7 million. The secured bank loans of JPEC were approximately $14.8 million at closing. The balance sheet and income statement for JPEC have been recorded on the equity method from the appointment of the Interim Receiver on August 27, 1998. The unpaid liabilities of JPEC at closing were eliminated through the bankruptcy proceeding, resulting in a gain of approximately $2.9 million which was recognized by the predecessor company in the first quarter of 1999.

         The following is a summary of JPEC's Statement of Operations for the period January 1, 1999 through the date of divestiture, February 8, 1999:

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

                  Net sales                                             $ 4,066
                  Cost of sales                                           3,857
                                                                        -------
                  Gross profit                                              209

                  Selling, general and administrative expenses              134
                  Other expense                                             242
                                                                        -------

                  Loss before interest, income taxes and
                    extraordinary item                                     (167)

                  Interest expense                                           94
                                                                        -------
                  Loss before income taxes and extraordinary item          (261)
                  Income Taxes                                               --
                                                                        -------

                  Loss before extraordinary item                           (261)
                  Extraordinary item, forgiveness of
                           debt and liabilities, net of income taxes      2,881
                                                                        -------
                  Net income                                            $ 2,620
                                                                        =======

12.      FORGIVENESS OF BANK DEBT:

         As a precondition to consummation of the Investment Agreement, the Company's existing bank lenders (the "Bank Group") agreed on May 27, 1999 to a $16.5 million forgiveness of the Company's existing bank debt. In consideration for the debt forgiveness and pursuant to the Investment Agreement, the Company issued 20,650.115 First Series Preferred Shares to the Bank Group on May 27, 1999 for $1 of consideration. In addition, the Company granted the existing bank lenders warrants to purchase 77,437.937 First Series Preferred Shares (which contain the same terms and conditions as granted to the shareholders of common stock of the Company on the Record Date which adjusted the exercise price per First Series Preferred Share to approximately $8.16).

         The Company determined the fair value of the First Series Preferred Shares issued to the Bank Group to be $177.5 based on the same price per share paid by ASC. The Warrants issued to the Bank Group have a fair value of $53.6 computed in the same method used for shareholders of record. These amounts reduce the forgiveness of the bank debt, resulting in an extraordinary item of $16.3 million or $3.53 per share. The Company utilized its net operating loss carryforward to offset the taxable income from the forgiveness of debt and liabilities.

13.      DISCONTINUED OPERATIONS AND SALE OF INDUSTRIAL & AUTOMOTIVE FASTENERS,
         INC.

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

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

14.      SUPPLEMENTAL CASH FLOW INFORMATION:

         Selected cash payments and noncash activities, for the periods ended May 27, 1999 and December 31, 1999, and for the years ended December 31, 2000 and 2001 were as follows:

                                                     JANUARY 1,
                                                        1999           MAY 28,
                                                    THROUGH MAY        THROUGH
                                                         27,         DECEMBER 31,
                                                        1999             1999                2000             2001
                                                        ----             ----                ----             ----
         Cash paid for interest                    $      4,692       $    2,077         $    4,194        $    2,991
         Cash paid for income taxes                          44              115                299                65

15.      SEGMENT INFORMATION:

         In 1998, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company manages and reports its operating activities under three segments: Trim Products, Fasteners, and Truck and Automotive Replacement Parts. The Trim Products segment consists of decorative and functional exterior trim sold to Original Equipment Manufacturers ("OEM's"). Fasteners are decorative, specialty and standard wheel nuts sold to the OEM's and to the replacement market. The Truck and Automotive Replacement Parts segment consists of heavy-duty vehicle undercarriage parts and brake systems for the automotive industry. In 1999, the Company also sold a portion of its Trim Products segment (see Note 11). Information for the Fastener segment has been excluded as it is accounted for as discontinued operations as it was sold by the Company on March 26, 1999 (see Note 13).

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

         Information by operating segment is summarized below:

                                                              Trim           Replacement
                                                            Products            Parts               Total
                                                            --------            -----               -----
        Sales to unaffiliated customers
        2001                                             $    66,791        $    55,379        $    122,170
        2000                                                  87,912             50,797             138,709
        1999 Successor Company                                56,305             31,776              88,081
        1999 Predecessor Company                                  --             24,044              24,044

        Segment profit (loss)
        2001                                             $    (1,166)       $     2,999        $      1,833
        2000                                                    (123)             2,658               2,535
        1999 Successor Company                                 2,938              2,166               5,104
        1999 Predecessor Company                                  --              1,240               1,240


           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------


15.      SEGMENT INFORMATION, continued:

                                                              Trim           Replacement
                                                            Products            Parts               Total
                                                            --------            -----               -----
        Other charges (income)
        2001                                             $      1,678       $        87        $      1,765
        2000                                                    1,009                --               1,009
        1999 Successor Company                                   (126)             (173)               (299)
        1999 Predecessor Company                                   --                81                  81

        Affiliate companies' losses
        2001                                             $         --       $        --        $         --
        2000                                                       --                --                  --
        1999 Successor Company                                     --                --                  --
        1999 Predecessor Company                               (8,680)               --              (8,680)

        Depreciation and amortization
        2001                                             $      2,618       $       914        $      3,532
        2000                                                    2,471               851               3,322
        1999 Successor Company                                  1,515               451               1,966
        1999 Predecessor Company                                   --               785                 785

        Segment assets
        2001                                             $     31,127       $    23,448        $     54,575
        2000                                                   39,392            25,870              65,262

        Expenditures for segment assets
        2001                                             $        744       $       179        $        923
        2000                                             $        902       $       368        $      1,270
        1999 Successor Company                                  1,320               249               1,569
        1999 Predecessor Company                                   --               132                 132

         A reconciliation of segment profit (loss) for reportable segments to consolidated profit (loss) from continuing operations before income taxes and extraordinary item is as follows:

                                                   PREDECESSOR        SUCCESSOR
                                                       1999             1999              2000             2001
                                                       ----             ----              ----             ----
         Segment profit (loss)                      $ 1,240           $ 5,104           $ 2,535           $ 1,833
         Other (charges) income                         (81)              299            (1,009)           (1,765)
         Equity income                                8,680                --                --                --
         Corporate expense                           (1,051)           (2,672)           (5,340)           (5,324)
         Interest expense                            (2,859)           (2,766)           (4,646)           (2,880)
                                                    -------           -------           -------           -------

         Income (loss) from continuing
           operations before income taxes
           and extraordinary item                   $ 5,929           $   (35)          $(8,460)          $(8,136)
                                                    =======           =======           =======           =======

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

15.      SEGMENT INFORMATION, continued:

         A reconciliation of segment assets to consolidated assets is as follows:

                                    2000             2001
                                   -------          -------
         Segment Assets            $65,262          $54,575
         Corporate Assets            2,333            3,797
                                   -------          -------
                                   $67,595          $58,372
                                   =======          =======

         The Company's sales to individual customers in excess of 10% of total revenue were:

                                                  SUCCESSOR COMPANY
                                            ------------------------------
                                            1999         2000         2001
                                            ----         ----         ----
         General Motors Corporation           36%          35%          31%
         DaimlerChrysler Corporation          23%          25%          20%

         The successor Company had export sales of approximately $22.3 million, $17.5 million and $17.8 million principally to Canada, Mexico, and Central America, for 1999, 2000 and 2001 respectively. The Company operates in the North American geographic area.

16.      FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximates fair value.

         Available for sale securities: Are recorded at market prices quoted on national stock exchanges on the balance sheet date.

         Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value.

         Long-and short-term debt: The carrying amounts of the Company's borrowings under its revolving credit arrangement and its long-term debt approximate fair values, as the interest rates float with short term rates.

17.      COMMITMENTS

         The Company maintains long-term operating leases covering office equipment, vehicles, and real estate. Commitments related to these leases are $1,649, $1,025, $860, $633, and $579, for the years 2002 -
         2006, respectively. Rent expense for the Company for 1999, 2000 and 2001 was $1,343, $1,295 and $2,267 respectively.

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

18.      RELATED PARTY TRANSACTIONS

         During 2001 and 2000, transactions between the Company and ASC include payments of $208 and $250, respectively, to ASC for consulting services rendered to the Company with respect to operating, management, legal and financial matters.

         In addition, the Company has paid ASC Incorporated $193 during 2001 to cover technical, quality control and information technology services rendered by ASC Incorporated to the Company, and has received reimbursement of $170 for costs incurred by the Company for services rendered by the Company's senior management to ASC Incorporated.

         During 2001, interest expense of $677 was paid by the Company to ASC Incorporated in connection with the Company's $15 million and $3 million subordinated demand notes to ASC Incorporated. During 2000, interest expense of $9 was paid by the Company to ASC Incorporated in connection with the Company's $3 million subordinated demand note to ASC Incorporated.


19.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly Financial Data for the years ended December 31, 2000 and 2001 is as follows:

                                                                                  FOR THE QUARTER ENDED
                                                                --------------------------------------------------------------
                                                                  MARCH 31,       JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                                                                    2000            2000             2000             2000
                                                                    ----            ----             ----             ----
         Net Sales                                              $   37,727      $   38,298       $   32,842       $   29,842

         Cost of Goods Sold                                         30,922          33,734           28,744           27,878

         Gross Profit                                                6,805           4,564            4,098            1,964

         Net income (loss)                                             339          (1,661)          (2,399)          (5,864)

         Earnings (loss) per share amounts are as follows:

         Basic earnings (loss) per share:
              Common Shares                                     $     0.00      $    (0.01)      $    (0.02)      $    (0.05)
              First Series Preferred Shares                           0.15           (0.74)           (1.06)           (2.58)
         Earnings (loss) per share assuming dilution:
              Common Shares                                     $     0.00      $    (0.01)      $    (0.02)      $    (0.05)
              First Series Preferred Shares                           0.15           (0.74)           (1.06)           (2.58)


           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

19.      QUARTERLY FINANCIAL DATA (UNAUDITED), continued:

                                                                                FOR THE QUARTER ENDED
                                                      -------------------------------------------------------------------------
                                                       MARCH 31,           JUNE 30,           SEPTEMBER 30,        DECEMBER 31,
                                                         2001                2001                  2001                2001
                                                         ----                ----                  ----                ----
         Net Sales                                   $   30,379           $   34,491           $   28,753           $   28,547

         Cost of Goods Sold                              27,267               29,472               26,280               25,361

         Gross Profit                                     3,112                5,019                2,473                3,186

         Net loss                                        (2,244)                (583)              (2,520)              (2,728)


         Basic loss per share:
              Common Shares                          $    (0.02)          $    (0.01)          $    (0.02)          $    (0.02)
              First Series Preferred Shares               (0.99)               (0.26)               (1.12)               (1.21)
         Loss per share assuming dilution:
              Common Shares                          $    (0.02)          $    (0.01)          $    (0.02)          $    (0.02)
              First Series Preferred Shares               (0.99)               (0.26)               (1.12)               (1.21)




         During the quarter ended December 31, 2000, the Company recorded a write down of $1,009 related to fixed assets at the Company's Beavercreek operation which were no longer being used.

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

         During the quarter ended December 31, 2001, due to unfavorable operating results at the Beavercreek, Ohio operation, the Company assessed the net book value of Beavercreek's long-lived assets for impairment. Based on the assessment, the Company recorded a charge of $1,735, which eliminated all of the goodwill associated with the Beavercreek operation. Also recorded during the quarter ended December 31, 2001 was the write-off of obsolete equipment at the Beavercreek operation of $438. In November 2001, Beavercreek's health care provider converted from a mutual insurance company to a stock insurance company. The Company received common stock valued at $495 based on the market price on the date of issuance, which is included in the results for the quarter ended December 31, 2001.


20.      EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         In the first quarter of 2002, the Company will adopt FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. The adoption of FAS 141 is expected to have no impact on the company as acquisitions have typically been accounted for under purchase accounting. Under FAS 142, periodic amortization of goodwill is not included as a deduction to arrive at net income, which will result in the elimination of amortization charges of approximately $132 (net of Beavercreek goodwill previously written-off) during fiscal 2002. During 2002, the Company will perform the first of the impairment tests of goodwill as of January 1, 2002. It has not been determined what effect, if any, these tests will have on the earnings and financial position of the company.

21.      SUBSEQUENT EVENT (UNAUDITED)

         Subsequent to December 31, 2001, the Company signed a letter of intent with an unrelated third party for the sale of 100% of the equity of the Company. However, the Company has not signed a definitive sale agreement as of March 29, 2002.

           JPE, INC. (D/B/A/ ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)
                                   ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CURRENT DIRECTORS:

Certain information regarding the current directors of the Company is set forth below. The Company's bylaws provide that the Board of Directors is divided into three classes, each class serving staggered three-year terms. The Board of Directors currently consists of four directors, all appointed June 14, 2000 pursuant to a written consent executed on that date by the holders of 95% of the Company's Common and First Series Preferred Shares. Each director will hold office until the annual meeting of the stockholders for the year within which their term expires, or, in each case, until his successor is elected and qualified. Vacancies existing in the Board may be filled by a majority vote of the remaining directors.

The members of the Board of Directors as of the date of this Annual Report are as follows:

     Name                                Age    Position                                        Term to Expire:
     ----                                ---    --------                                        ---------------
     David L. Treadwell                  47     Chairman of the Board and Company and                2003
                                                Chief Executive Officer

     Scott K. Koepke                     52     President and Chief Operating Officer                2003

     Lawrence P. Doyle                   55     Director                                             2002

     C. Michael Kojaian                  42     Director                                             2004

Following each director's name is a brief account of his business experience during the past five years.

DAVID L. TREADWELL

Mr. Treadwell became Chairman of the Company and the Company's Board of Directors on May 27, 1999. He also serves as Chairman of ASC Incorporated, and is the President and Chief Executive Officer of Prechter Holdings, Inc., a conglomerate of all companies owned by the estate of Heinz C. Prechter. These companies include ASC Incorporated, an automotive systems company specializing in open air and specialty vehicle systems; Heritage Development Corporation, a real estate and development activity; Heritage International Investments, Inc., an investment firm. He is also a director of Acceptance Insurance Companies.

SCOTT K. KOEPKE

Mr. Koepke was elected President and Chief Operating Officer of the Company on April 24, 2000. He also has served as President of the Composite Systems Group for ASC Incorporated, an affiliate of ASC Holdings, LLC, since his appointment in October 1999. Prior to joining ASC Incorporated, Mr. Koepke was a plastics industry consultant from 1997 to 1999, and spent 20 years with Owens Corning in both new product development and international operations.

Mr. Koepke became a director of the Company in August of 2001, to fill the vacancy of the Board resulting from the death of Mr. Heinz C. Prechter.

LAWRENCE P. DOYLE

Mr. Doyle is currently President and Chief Executive Officer of ASC Incorporated, an affiliate of ASC Holdings LLC, since 1997. Prior to joining ASC Incorporated, he was Chief Executive Officer at Group Dekko from 1994 to 1996, a manufacturing conglomerate with multi-plant facilities.

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

EXECUTIVE OFFICERS

The Company's Executive Officers are identified below and serve at the discretion of the Board of Directors.

      Name                              Age        Position
      ----                              ---        --------
      David L. Treadwell                 47        Chairman of the Board and Company and
                                                   Chief Executive Officer
      Scott K. Koepke                    52        President and Chief Operating Officer
      Robert A. Naglick                  44        Vice President, Chief Financial Officer and Treasurer
      Joseph Z. Kwapisz                  55        Vice President - Sales and Marketing
      Gary Smalley                       52        General Manager - Dayton Parts, Inc.
      Brian M. Smith                     28        Secretary

Following each executive officer's name is a brief account of his business experience during the past five years.

DAVID L. TREADWELL

Mr. Treadwell became Chairman of ASC Exterior Technologies in May of 1999 upon ASC Holdings, Inc.'s acquisition of a controlling interest in JPE, Inc. He also serves as Chairman of ASC Incorporated, and is the President and Chief Executive Officer of Prechter Holdings, Inc., a conglomerate of all companies owned by the estate of Heinz C. Prechter. These companies include ASC Incorporated, an automotive systems company specializing in open air and specialty vehicle systems; Heritage Development Corporation, a real estate and development activity; and Heritage International Investments, Inc., an investment firm. He is also a director of Acceptance Insurance Companies.

SCOTT K. KOEPKE

Mr. Koepke was elected President and Chief Operating Officer of the Company on April 24, 2000. He also has served as President of the Composite Systems Group for ASC Incorporated, an affiliate of ASC Holdings, LLC, since his appointment in October 1999. Prior to joining ASC Incorporated, Mr. Koepke was a plastics industry consultant from 1997 to 1999, and spent 20 years with Owens Corning in both new product development and international operations.

ROBERT A. NAGLICK

Mr. Naglick was appointed Vice President and Chief Financial Officer of the Company on August 16, 2000. He was also appointed as Treasurer in August 2001. Prior to joining the Company, Mr. Naglick was Director-Operations Finance for ASC Incorporated and held various finance positions with ASC since 1996.

JOSEPH Z. KWAPISZ

Mr. Kwapisz was appointed Vice President of Sales and Marketing on July 1, 2000. Prior to his appointment, Mr. Kwapisz was with the Company's exclusive sales agency, MB Associates, Inc., as Vice President of Sales and Marketing from 1992 through June of 2000.

GARY A. SMALLEY

Mr. Smalley has served as General Manager of Dayton Parts, Inc., one of the Company's subsidiaries, since August 1996. Prior to joining Dayton Parts, Inc., Mr. Smalley was Vice President and General Manager of Allparts, Inc. from July 1995 to August 1996, a former subsidiary of the Company.

BRIAN M. SMITH

Mr. Smith was appointed Secretary of the Company in August 2001. Mr. Smith also serves as Corporate Counsel of ASC Incorporated and Prechter Holdings, Inc., since his appointment to these positions in February, 2000. Mr. Smith was an attorney with Evans and Luptak during 1999. Mr. Smith was a law clerk with ASC Incorporated and Prechter Holdings, Inc. from 1996 through 1998.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 generally requires the Company's Directors and Executive Officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common shares of the Company. Directors, Executive Officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the 2001 fiscal year, all Section 16(a) filing requirements applicable to its Directors, Executive Officers and 10% owners were met.

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

Of the current non-officer directors of the Company, Mr. Doyle opted not to receive compensation for his services as a director of the Company during 2001 due to the existence of the Consulting Service Agreement with ASC Holdings LLC, dated May 27, 1999 (see "Certain Relationships and Related Transactions"). Mr.
C. Michael Kojaian received $6,000 during 2001 for his services as a director of the Company.

SUMMARY COMPENSATION TABLE OF EXECUTIVE OFFICERS

The following table sets forth information for the fiscal years ended December 31, 2001, 2000 and 1999 concerning compensation of the Company's Chief Executive Officer and each of the Company's executive officers whose total annual salary and bonus exceeded $100,000 in 2001.

                           SUMMARY COMPENSATION TABLE


                                                  ANNUAL COMPENSATION
                                       -----------------------------------------
                                       FISCAL                                     OTHER ANNUAL            ALL OTHER
NAME AND POSITION                       YEAR      SALARY (1)         BONUS        COMPENSATION (2)      COMPENSATION
-----------------                       ----      ----------         -----        ----------------      ------------
David L. Treadwell  (3)                 2001              -                    -              -                -
Chairman of the Board                   2000              -                    -              -                -
and Chief Executive Officer             1999              -                    -              -                -

Scott K. Koepke (4)                     2001       $190,000  (4)         $66,680              -           $9,800  (6)
President and                           2000        120,000  (4)          75,000              -            7,200  (6)
Chief Operating Officer                 1999              -                    -              -                -

Robert A. Naglick (5)                   2001        128,646  (5)           7,624              -            8,859  (6)
Vice President, Chief                   2000         50,240  (5)          19,000              -            2,500  (6)
Financial Officer and Treasurer         1999              -                    -              -                -

Joseph Z. Kwapisz (7)                   2001        175,000               35,000              -            9,800  (6)
Vice President-Sales &                  2000         87,500               17,500              -            6,300  (6)
Marketing                               1999              -                    -              -                -

Gary Smalley (8)                        2001        135,000                    -              -            6,210  (6)
General Manager                         2000        135,000                    -              -            8,100  (6)
Dayton Parts, Inc.                      1999        135,000                    -              -           56,128  (8)

(1) Amounts represent the dollar value of base salary earned by the named executive officer during the fiscal year covered as reported on the officer's W-2.

(2) The dollar value of perquisites provided to each of the named executive officers does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(3) Mr. Treadwell does not receive compensation for his services directly from the Company. His services are provided to the Company pursuant to a Consulting Services Agreement with ASC Holdings LLC dated May 27, 1999. Payments made by the Company under this agreement for the year ended December 31, 2001 were $208,333, for the year ended 2000 were $250,000 and for the period from May 27, 1999 through December 31, 1999 were $146,000 (see Certain Relationships and Related Transactions).

(4) Mr. Koepke was appointed President and Chief Operating Officer on April 24, 2000. Total salary and other compensation paid to Mr. Koepke represents amounts paid by the Company, of which $32,141 and $24,376 were reimbursed by ASC Incorporated, an affiliate of the Company, for 2001 and 2000, respectively, for services rendered by Mr. Koepke to ASC Incorporated.

(5) Mr. Naglick was appointed Vice President and Chief Financial Officer on August 16, 2000. Total salary and other compensation paid to Mr. Naglick represents amounts paid by the Company, of which $26,318 and $8,523 were reimbursed by ASC Incorporated, an affiliate of the Company, for 2001 and 2000, respectively, for services rendered by Mr. Naglick to ASC Incorporated.

(6) Represents the amount contributed by the Company to the employee's account under the Company's 401(k) Savings Plan.

(7)   Mr. Kwapisz was appointed Vice President-Sales and Marketing on July 1,
      2000.

(8) The amount listed includes payments made to Mr. Smalley as follows: (a) Cooperation Bonus of $50,000 paid May 27, 1999 in connection with the execution of the Investment Agreement, and (b) contributions of $6,128 made by the Company to Mr. Smalley's account under the Company's 401(k) Savings Plan.

AGGREGATE OPTION EXERCISE IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth information concerning the value of unexercised stock options held by each named Executive Officer of the Company as of December 31, 2001.

                                                                                        Value of Unexercised
                                                 Number of Unexercised                  In-the-Money Options
                                             Options at December 31, 2001               at December 31, 2001
     Name                                      Exercisable/Unexercisable            Exercisable/Unexercisable (1)
     ----                                      -------------------------            -----------------------------
David L. Treadwell                                        0/0                                    $0/0
Scott K. Koepke                                           0/0                                    0/0
Robert A. Naglick                                         0/0                                    0/0
Joseph Z. Kwapisz                                         0/0                                    0/0
Gary Smalley                                            25,000/0                                 0/0
Brian M. Smith                                            0/0                                    0/0

(1) In calculating the value of unexercised in-the-money options at December 31, 2001, the Company used a market value of $0.01 per share, the closing price of shares of Common Shares on the OTC Bulletin Board on December 31, 2001.

OPTION GRANTS IN LAST FISCAL YEAR

There were no stock options exercised or granted during the fiscal year ended December 31, 2001.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

During 1993, Section 162(m) of the Internal Revenue Code was enacted to limit the corporate deduction for compensation paid to each of the five most highly compensated executive officers of a publicly-held corporation to $1 million per year, unless certain requirements are met. The Compensation Committee has reviewed the impact of this legislation on the Company's executive compensation plans and concluded that this legislation should not apply to limit the deduction for executive compensation paid by the Company in 2001.

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

Introduction and Organization

The current members of the Compensation Committee are C. Michael Kojaian and David L. Treadwell. The duties of the Compensation Committee include review and develop compensation programs for key management, evaluate executive performance, administer the Company's compensation programs and make recommendations as to compensation matters to the Board of Directors.

General Policies

The Compensation Committee's overall compensation policy with regard to executive officers is to provide a compensation package that is intended to attract and retain qualified executives and to provide incentives to achieve the Company's goals and increase shareholder value. The Compensation Committee implements this policy through base salaries, bonuses and, from time to time, grants of stock options, stock appreciation rights and restricted stock.

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

Long-Term Incentives

Under the Company's 1993 Stock Option Incentive Plan for Key Employees, as amended, awards under the 1993 Stock Incentive Plan are available to provide participants with an increased incentive to make significant contributions to the long-term performance and growth of the Company and to attract and retain key employees of exceptional ability. Prior to the date of the Investment Transaction, May 27, 1999, the Company granted certain key management individuals stock options under this plan. On November 22, 2000, the Company's Board of Directors opted to amend the Plan to limit the maximum number of shares available for grant under the plan to 500,000 shares, and to terminate the plan no later than October 6, 2010. These amendments received shareholder approval on July 19, 2001. The options qualifying as incentive options will not be less than 100 percent of the higher of the fair market value of the shares on the date of the original grant or the fair market value of the shares on November 22, 2000. Since May 27, 1999, no further options have been granted under this plan.

Other Compensation

The Company has adopted certain employee benefit plans, including its 401(k) savings plan and health benefit plans, in which executive officers have been permitted to participate. Benefits under these plans are not directly or indirectly tied to the Company's performance.

Chief Executive Officer Compensation

David L. Treadwell, Chief Executive Officer, does not receive compensation for his services directly from the Company. His services are provided to the Company pursuant to a Consulting Service Agreement with ASC Holdings LLC dated May 27, 1999 (see Certain Relationships and Related Transactions).

                                                 By the Compensation Committee


                                                 David L. Treadwell
                                                 C. Michael Kojaian

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Kojaian is not or never has been an officer or employee of the Company or any of its subsidiaries. Mr. Treadwell does not receive compensation for his services directly from the Company; but Companies of which Mr. Treadwell is an officer and director receive consulting payments from, and are lenders to, the Company (see Item 13 of the Report).

STOCK PERFORMANCE GRAPH

The following table compares the cumulative return since December 31, 1995 on a hypothetical investment in JPE, Inc. (JPEI), the Nasdaq National Market (U.S.) Index and other motor vehicle equipment manufacturers and distributors. The stock price performance shown on the graph is not necessarily indicative of future price performance.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
             AMONG JPE, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                                AND A PEER GROUP


                              [PERFORMANCE GRAPH]



                                                   Cumulative Total Return
                             ---------------------------------------------------------------
                                12/96     12/97       12/98      12/99      12/00      12/01
ASCET, INC.                    100.00     78.07        7.02       0.88       0.42       0.14
NASDAQ STOCK MARKET (U.S.)     100.00    122.48      172.68     320.89     193.01     153.15
PEER GROUP                     100.00    134.60      159.60      98.80      57.60      73.20



ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information relating to the beneficial ownership of outstanding shares of Common Shares and First Series Preferred Shares of the Registrant by each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Shares and First Series Preferred Shares as of March 31, 2002.

                                         SHARES BENEFICIALLY OWNED
NAME AND ADDRESS                    --------------------------------------
OF BENEFICIAL OWNER                                         FIRST SERIES          PERCENT OF
-------------------                 COMMON SHARES         PREFERRED SHARES      VOTING POWER (2)
                                    --------------        -----------------     ----------------
Estate of Heinz C. Prechter          9,441,420 (1)        1,952,352.19 (1)      8.4%        Common Shares
1030 Doris Road
Auburn Hills, MI 48326                                                          86.6%       First Series
                                                                                _____       Preferred Shares
                                                                                95.0%       Total

1. Consists of shares owned directly by ASC Holdings LLC, of which Mr. Prechter's estate is the sole member.

2. Each share of Common Stock possesses one vote per share and each First Series Preferred Share possesses 50 votes per share.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the consummation of the Investment Agreement on May 27, 1999, the Company entered into a Consulting Services Agreement with ASC Holdings LLC which requires payment of $250,000 annually, payable monthly, for consulting services provided by ASC Holdings LLC with respect to various business, operating, management, legal and financial matters. As of December 31, 2001, $208 thousand was paid to ASC Holdings and $42 thousand was accrued and payable to ASC Holdings.

In connection with the rendering of services by the Company's executive officers and other key management personnel to ASC Incorporated, the Company received reimbursement of $170 thousand for actual costs incurred by the Company during 2001. In addition, the Company paid $193 thousand during 2001 to ASC Incorporated for technical and quality control services, and information technology support.

The Company's $15 million and $3 million subordinated demand notes to ASC Incorporated require interest at ASC Incorporated's cost of borrowing. As of December 31, 2001, $677 thousand of interest was paid to ASC Incorporated and $105 thousand of interest was accrued and payable to ASC Incorporated.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              (a)     LISTING OF DOCUMENTS

                      (1)      Financial Statements

                               The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2000 and 2001, and for the years ended December 31, 2000 and 2001, and for the periods January 1, 1999 through May 27, 1999 and May 28, 1999 through December 31, 1999, consist of the following:

                               -    Reports of Independent Auditors

                               -    Consolidated Balance Sheets

                               -    Consolidated Statements of Operations

                               -    Consolidated Statements of Shareholders'
                                    Equity

                               -    Consolidated Statements of Cash Flows

                               -    Notes to Consolidated Financial Statements

                      (2)      Financial Statement Schedule

                               The financial statement schedule of the Company appended hereto, as required for the years ended December 31, 1999, 2000 and 2001, consists of the following:

                               II.  Valuation and Qualifying Accounts

                      (3)      Exhibits

                               See Exhibit Index.


              (b)     REPORTS ON FORM 8-K

                      None.

 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on April 22, 2002 by the undersigned, thereunto duly authorized.

                                   JPE, INC.

                                   By:      /s/ David L. Treadwell
                                        ---------------------------------------
                                            David L. Treadwell
                                            Chairman of the Board and Chief
                                            Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         /s/ David L. Treadwell                      Chairman of the Board                       April 22, 2002
-----------------------------------                  Chief Executive Officer
         David L. Treadwell


         /s/ Scott K. Koepke                         President                                   April 22, 2002
-----------------------------------                  Chief Operating Officer
         Scott K. Koepke


         /s/ Robert A. Naglick                       Vice President                              April 22, 2002
-----------------------------------                  Chief Financial Officer
         Robert A. Naglick                           Principal Accounting Officer


         /s/ C. Michael Kojaian                      Director                                    April 22, 2002
-----------------------------------
         C. Michael Kojaian


         /s/ Lawrence P. Doyle                       Director                                    April 22, 2002
-----------------------------------
         Lawrence P. Doyle


JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                          FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION



The schedule, as required, for the years ended December 31, 2000 and 2001 and for the periods January 1, 1999 through May 27, 1999 and May 28, 1999 through December 31, 1999:

                                                                   PAGE
                                                                   ----

 II.       Valuation and Qualifying Accounts                        58

 JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             For the periods ended

                               -----------------


Column A                     Column B                   Column C                Column D           Column E
--------                     ----------       ----------------------------      -----------       ----------
                             Balance at       Charges to       Charges                            Balance
                             Beginning        Costs and        to Other                           at End
Description                  of Period        Expenses         Accounts         Deductions        of Period
-----------                  -----------      -----------      -----------      -----------       -----------
Accounts receivable,
   allowance for doubtful
   accounts:

   January 1, 1999 through
       May 27, 1999          $   684,000      $   750,000      $ 1,363,000      $(1,770,000)      $ 1,027,000
                             ===========      ===========      ===========      ===========       ===========

   May 28, 1999 through
       December 31, 1999     $ 1,027,000      $   326,000      $        --      $  (300,000)      $ 1,053,000
                             ===========      ===========      ===========      ===========       ===========

   January 1, 2000 through
       December 31, 2000     $ 1,053,000      $   469,000      $        --      $  (538,000)      $   984,000
                             ===========      ===========      ===========      ===========       ===========

   January 1, 2001 through
       December 31, 2001     $   984,000      $   618,000      $        --      $  (733,000)      $   869,000
                             ===========      ===========      ===========      ===========       ===========

Inventory, reserve for
   obsolescence:

   January 1, 1999 through
      May 27, 1999           $ 2,900,000      $    75,000      $        --      $(1,105,926)      $ 1,869,074
                             ===========      ===========      ===========      ===========       ===========

   May 28, 1999 through
      December 31, 1999      $ 1,869,074      $   175,000      $        --      $  (274,080)      $ 1,769,994
                             ===========      ===========      ===========      ===========       ===========


   January 1, 2000 through
      December 31, 2000      $ 1,769,994      $   533,928      $        --      $  (662,635)      $ 1,641,287
                             ===========      ===========      ===========      ===========       ===========

   January 1, 2001 through
      December 31, 2001      $ 1,641,287      $   665,779      $        --      $(1,026,294)      $ 1,280,772
                             ===========      ===========      ===========      ===========       ===========

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

           10.52 Form of Promissory Note dated May 27, 1999 in the principal amount of $30,000,000 executed by JPE, Inc. and its subsidiaries, incorporated by reference to Exhibit
                      10.7 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.53 Advance Formula Agreement, dated May 27, 1999 between JPE, Inc. and its subsidiaries and Comerica Bank, incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K dated May 27, 1999.
           10.54 Form of Security Agreement (All Assets), dated as of May 27, 1999, executed by JPE, Inc. and each of its subsidiaries, incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.55 Patent and Trademark Security Agreement, dated as of May 27, 1999 made by JPE, Inc. in favor of Comerica Bank, incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.56 Security Agreement (Negotiable Collateral), dated as of May 27, 1999, executed by each of ASC Holdings LLC, Kojaian Holdings, JPE, Inc. and its wholly-owned subsidiary, SAC Corporation, incorporated by reference to
                      Exhibit 10.11 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.57 Guaranty, dated as of May 27, 1999, executed by ASC Holdings LLC, Kojaian Holdings LLC, API/JPE, Inc. and SAC Corporation, incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.58 Letter Agreement, dated May 27, 1999, among Heinz C. Prechter, Mike Kojaian and C. Michael Kojaian, incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.59 Shareholders Agreement dated May 27, 1999 between ASC Holdings LLC and Kojaian Holdings LLC, incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.60      Employment Agreement, dated May 27, 1999, between Richard
                      R. Chrysler and JPE, Inc., incorporated by reference to
                      Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated May 27, 1999
           10.61 Termination Agreement and Release of All Liability, dated May 27, 1999, between Richard C. Chrysler and JPE, Inc., incorporated by reference to Exhibit 10.16 to the Registrant's Current Report on Form 8-K dated May 27, 1999.
           10.62 Termination Agreement and Release of All Liability, dated May 27, 1999, between Richard P. Eidswick and JPE, Inc., incorporated by reference to Exhibit 10.17 to the Registrant's Current Report on Form 8-K dated May 27, 1999.
           10.63 Letter Agreement among GMAC Business Credit LLC, Comerica Bank and Plastic Trim, Inc., incorporated by reference to
                      Exhibit 10.18 to the Registrant's Current Report on Form 8-K dated May 27, 1999.
           10.64 Letter Agreement among GMAC Business Credit LLC, Comerica Bank and Starboard Industries, Inc., incorporated by reference to Exhibit 10.19 to the Registrant's Current Report on Form 8-K dated May 27, 1999.
           10.65 Letter Agreement, dated August 30, 1999, among Mike Kojaian, C. Michael Kojaian, Kojaian Holdings LLC, Heinz
                      C. Prechter and ASC Holdings LLC, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 30, 1999.
           10.66 Release of Guarantor (Kojaian Holdings LLC) from Guaranty dated May 27, 1999, incorporated by reference to Exhibit
                      10.2 to the Registrant's Current Report on Form 8-K dated December 30, 1999.
           10.67 Agreement dated September 24, 1999 between Registrant and The Bank Of Nova Scotia releasing the Registrant of the Guarantee made on behalf of JPE Canada Inc., incorporated by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
           10.68 Subordinated Demand Revolving Credit Note for $1,500,000, dated January 24, 2001, between the Registrant and ASC Incorporated, incorporated by reference to Exhibit 10.68 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

           10.69 Credit Agreement dated February 7, 2001 between the Registrant and Comerica Bank, incorporated by reference to
                      Exhibit 10.69 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
           10.70 Form of Revolving Credit Note dated February 7, 2001 to Comerica Bank in the principal amount of $33,000,000 executed by the Registrant, incorporated by reference to
                      Exhibit 10.70 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
           10.71 Advance Formula Agreement, dated February 7, 2001 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.71 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
           10.72 Subordination Agreement dated February 7, 2001 between ASC Incorporated, Comerica Bank and the Registrant, incorporated by reference to Exhibit 10.72 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
           10.73 Revolving Line of Credit Note for $3,000,000 dated February 7, 2001, between the Registrant and ASC Incorporated, incorporated by reference to Exhibit 10.73 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
           10.74 Subordinated Demand Business Loan Rate for $15,000,000, dated February 7, 2001, between the Registrant and ASC Incorporated, incorporated by reference to Exhibit 10.74 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
           10.75 Subordinated Security Agreement, executed by the Registrant on February 7, 2001, incorporated by reference to Exhibit 10.75 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
           10.76 First Amendment to the JPE, Inc. 1993 Stock Incentive Plan for Key Employees dated November 22, 2000, incorporated by reference to Exhibit 10.76 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
           10.77 Amendment No. 1 to Credit Agreement and Waiver dated April 16, 2002 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.77 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
           10.78 Amendment to Subordination Agreement dated April 16, 2002 between ASC Incorporated, Comerica Bank and the Registrant, incorporated by reference to Exhibit 10.78 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
             16 Letter dated June 29, 1999 from PricewaterhouseCoopers LLP, the former independent accountants for the Registrant, incorporated by reference to the Registrant's Current Report on Form 8-K dated June 25, 1999.
             20 Press Release dated July 1, 1999 announcing promotion of Richard R. Chrysler to Vice Chairman, incorporated by reference to Exhibit 20 to the Registrant's Current Report on Form 8-K dated July 1, 1999.
            20.1 Press Release dated December 30, 1999 announcing ASC Holdings LLC becomes majority owner of Registrant, incorporated by reference to Exhibit 20.1 to the Registrant's Current Report on Form 8-K dated December 30, 1999.
             21 Subsidiaries of the Registrant, incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K dated April 15, 1999.
             23 Consent of PricewaterhouseCoopers LLP, incorporated by reference to Exhibit 23 to the Registrant's Annual Report on Form 10-K dated April 15, 1999.
            23.1      Consent of Ernst & Young LLP, filed with this report.


*    Indicates management contract or compensatory plan or arrangement