Form 10-Q
period 2002-03-31
JPE INC
filed 2002-05-14
CIK 884637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period from ________ to _________.

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


               1030 Doris Road, Auburn Hills, Michigan 48326-2613
          (Address of principal executive offices)       (Zip Code)


                                 (248) 232-1161
              (Registrant's telephone number, including area code)


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
              Yes   X        No
                    ----          -----

As of May 10, 2002, there were 14,043,600 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 17 pages, of which this is page 1.

               JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES)

                                      INDEX



                                                                                              Page
                                                                                              ----
PART I.      Financial Information

             ITEM 1.  Financial Statements                                                     3

             ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                    12

             ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk               15


PART II.     Other Information                                                                 16

             ITEM 6.  Exhibits and Reports

             Signature                                                                         17

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ($ amounts in thousands)


                                                             AT             AT MARCH 31,
                                                         DECEMBER 31,            2002
                                                            2001              UNAUDITED
                                                            ----              ---------


                                       ASSETS
Current assets:
     Cash and cash equivalents                           $    2,794         $        --
     Available for sale securities                              571                  --
     Accounts receivable trade, net                          12,707              14,037
     Inventory                                               17,788              16,339
     Other current assets                                     1,056               1,887
                                                            --------           ---------
          Total current assets                               34,916              32,263

     Property, plant and equipment, net                      20,675              19,826
     Goodwill, net                                            1,626               1,626
     Other assets                                             1,155               1,064
                                                            --------           ---------
          Total assets                                   $   58,372         $    54,779
                                                            ========           =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                   $      543         $       511
     Accounts payable                                        11,101              11,152
     Accrued liabilities                                      2,606               2,774
     Income Taxes                                                47                 156
                                                            --------           ---------
          Total current liabilities                          14,297              14,593

     Long-term debt                                          42,507              38,607
                                                            --------           ---------
          Total liabilities                                  56,804              53,200
                                                            --------           ---------

Shareholders' equity:
     First Series Preferred Shares, no par value,
     50 votes per share, 3,000,000 authorized,
     1,973,002 shares issued and outstanding at
     March 31, 2002 and December 31, 2001                    16,590              16,590
     Common stock, no par value, 15,000,000
     authorized, 14,043,600 shares issued and
     outstanding at March 31, 2002 and December
     31, 2001                                                 2,672               2,672
     Accumulated other comprehensive income                      76                  --
     Accumulated deficit                                    (17,770)           (17,683)
                                                            --------           ---------
          Total shareholders' equity                          1,568               1,579
                                                            --------           ---------
          Total liabilities and shareholders' equity     $   58,372         $    54,779
                                                            ========           =========




                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)




                                                                    2001            2002
                                                                    ----            ----
Net sales                                                        $  30,379      $  29,745
Cost of goods sold                                                  27,267         25,144
                                                                  ---------        -------

Gross profit                                                         3,112          4,601
Selling, general and administrative expenses                         4,351          4,256
Other (income)                                                          --          (179)
Interest expense, net                                                  949            420
                                                                  ---------        -------

Income (loss) before income taxes                                  (2,188)            104
Income tax expense                                                      56             17
                                                                  ---------        -------

Net income (loss)                                                $ (2,244)      $      87
                                                                  =========        =======

Basic earnings (loss) per share:
        Common Shares                                            $  (0.02)      $    0.00
        First Series Preferred Shares                            $  (0.99)      $    0.04
Earnings (loss) per share assuming dilution:
        Common Shares                                            $  (0.02)      $    0.00
        First Series Preferred Shares                            $  (0.99)      $    0.04



                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)
                            ($ amounts in thousands)



                                                       NET INCOME FOR
                                                          THE THREE          SALE OF
                                        BALANCES AT     MONTHS ENDED      AVAILABLE FOR    BALANCES AT
                                          DECEMBER        MARCH 31,            SALE          MARCH 31,
                                          31, 2001          2002             SECURITIES        2002
                                        -----------    --------------     ------------    ------------
First Series Preferred Shares:
Shares Outstanding                         1,973,002                                         1,973,002
Amount                                  $     16,590                                      $     16,590

Common Stock:
Shares Outstanding                        14,043,600                                        14,043,600
Amount                                  $      2,672                                      $      2,672

Accumulated Other Comprehensive
Income                                  $         76                      $        (76)             --

Accumulated (Deficit)                   $   (17,770)       $       87     $               $   (17,683)
                                           ----------         --------       -----------     ----------

Total Shareholders' Equity              $      1,568       $       87     $        (76)   $      1,579
                                           ==========         ========       ===========     ==========




                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      For the Three Months ended March 31,
                                   (Unaudited)
                            ($ amounts in thousands)



                                                                      2001             2002
                                                                      ----             ----
Cash flows from operating activities:
    Net income (loss)                                             $  (2,244)        $       87
    Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
        Depreciation and amortization                                  1,006               961
        Other                                                             --              (76)
    Changes in operating assets and liabilities:
           Available for sale securities                                  --               571
           Accounts receivable                                       (2,242)           (1,330)
           Inventory                                                   2,566             1,449
           Other current assets                                        (912)             (831)
           Accounts payable                                            (391)                51
           Accrued liabilities and income taxes                        (129)               277
                                                                     --------          --------
    Net cash provided by (used for) operating activities             (2,346)             1,159

Cash flows from investing activities:
    Purchase of property and equipment                                 (213)              (21)
    Other                                                                 19                --
                                                                     --------          --------
        Net cash used for investing activities                         (194)              (21)

Cash flows from financing activities:
    Net payments under demand notes                                  (12,426)               --
    Net repayments of revolving credit facility                           --           (3,900)
    Net borrowing under subordinated debt                             15,000                --
    Repayments of other debt                                            (54)              (32)
                                                                     --------          --------
        Net cash provided by (used for) financing activities           2,520           (3,932)

Cash and cash equivalents:
    Net decrease in cash                                                (20)           (2,794)
    Cash, beginning of period                                            196             2,794
                                                                     --------          --------
    Cash, end of period                                           $      176        $       --
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


A.      BASIS OF PRESENTATION:

        The accompanying unaudited condensed consolidated financial statements of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies (together with its subsidiaries, the "Company")) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes for the year ended December 31, 2001.

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2001.

        Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards (SFAS) 141, "Business Combinations", SFAS 142, "Goodwill and Intangible Assets" and SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 141 requires that acquisitions entered into after June 30, 2001 be accounted for using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill. The adoption of SFAS 141 did not have a material effect on the Company's financial statements.

        SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized and amounts in 2001 have not been restated in accordance with the statement. Further, goodwill should be tested at least annually, or more frequently if indicators arise, for impairment by comparing the asset's fair value to its carrying value. Finally, separable intangible assets that have finite lives will continue to be amortized over their useful lives. During the second quarter, management will perform the first of the required impairment tests for goodwill and accordingly, has not yet determined what the effect, if any, these tests will have on the earnings and financial position of the Company. Reported income and earnings per share adjusted to exclude goodwill amortization is as follows:


                                                          For the three months ended March 31,
                                                                  2001             2002
                                                                  ----             ----
       Reported income (loss)                                 $  (2,244)        $    87
       Add back:  Goodwill amortization                               67             --
       Adjusted income (loss)                                    (2,177)             87

       Basic and diluted earnings per common share:
           Income (loss)                                      $   (0.02)        $  0.00
           Goodwill amortization                                      --             --
           Adjusted income (loss)                                 (0.02)           0.00

       Basic and diluted earnings per First Series
       Preferred Share:
           Income (loss)                                      $   (0.99)        $  0.04
           Goodwill amortization                                    0.03             --
           Adjusted income (loss)                                 (0.96)           0.04

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


        The Company has non-compete agreements which expire in 2004. Estimated amortization expense for these agreements are $338, $238, and $69 for 2002, 2003 and 2004, respectively.

        SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 did not have a material effect on the Company's financial statements.

B.      INVENTORY:

        Inventories by component are as follows:


                                 DECEMBER 31, 2001     MARCH 31, 2002
                                 -----------------     --------------
        Raw materials                $   4,957            $   4,339
        Work in process                  1,356                1,317
        Finished goods                  10,119               10,090
        Tooling                          1,356                  593
                                        -------              -------
                                     $  17,788            $  16,339
                                        =======              =======

C.      PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment by component is as follows:


                                                 DECEMBER 31, 2001     MARCH 31, 2002
                                                 -----------------     --------------
        Land                                        $     706           $     706
        Buildings                                       5,513               5,513
        Machinery and equpment                         21,154              21,175
        Furniture and fixtures                          1,397               1,397
                                                       -------             -------
                                                       28,770              28,791
            Less accumulated depreciation              (8,095)             (8,965)
                                                       -------             -------
                                                    $  20,675           $  19,826
                                                       =======             =======

D.      ACCRUED LIABILITIES:

        Accrued liabilities consisted of the following:


                                                 DECEMBER 31, 2001     MARCH 31, 2002
                                                 -----------------     --------------
        Accrued compensation                        $    285            $     283
        Accrued interest                                  94                  218
        Accrued employee benefits                      1,205                  872
        Accrued taxes                                    414                  485
        Other                                            608                  916
                                                       ------              -------
                                                    $  2,606            $   2,774
                                                       ======              =======

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


E.      DEBT:

        Debt consisted of the following:


                                                DECEMBER 31, 2001    MARCH 31, 2002
                                                -----------------    --------------
       Revolving Credit Facility-Comerica Bank     $  27,000           $   23,098
       Notes Payable-MB purchase                         975                  975
       Capitalized lease obligations                      55                   25
       Subordinated demand note                       15,000               15,000
       Other                                              20                   20
                                                      -------             --------
                                                   $  43,050           $   39,118
       Less:  Current portion                            543                  511
                                                      -------             --------
                                                   $  42,507           $   38,607
                                                      =======             ========

        Prior to February 7, 2001, the Company's source of funding was a $56,300 demand loan from Comerica Bank. On February 7, 2001, the Company entered into a new $33,000 revolving credit facility with Comerica Bank (the "Comerica Facility") which matures February 1, 2003. The $56,300 demand loan from Comerica Bank was terminated on February 7, 2001. Concurrent with the execution of the Comerica Facility, the Company received a $15,000 subordinated demand loan from ASC Incorporated, an affiliate of the Company, which repaid $15,000 of the Company's $56,300 demand loan from Comerica Bank.

        The new Comerica Facility provides for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. Advances are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9,000), plus an overformula amount of $10,000. The overformula amount decreases semiannually over a four year period. The initial reduction of $1,000 occurred on September 1, 2001. The second reduction of $1,250 occurred on March 1, 2002. All advances are fully secured by the Company's net assets.

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

        As of September 30, 2001 and December 31, 2001, the Company was not in compliance with ratio covenants of the Comerica Facility. On April 16, 2002, the Company's Comerica Facility was amended, and the September 30, 2001 and December 31, 2001 defaults were waived. The Senior Debt to EBITDA ratio covenant was removed and the interest coverage ratio covenant was reset for 2002 year to date performance with June 30, 2002 as the first measurement date. Interest rates were reset based upon the interest coverage ratio using the Company's financial performance beginning January 1, 2002. The revolving credit commitment amount was decreased from $33,000 to $30,000 as the Company believes $30,000 is adequate for its liquidity requirements through the remaining term of the loan. In consideration of the amendments and waivers, the Company has agreed to pay Comerica Bank a nonrefundable amendment and waiver fee of $187.5.

        The Company's $15,000 subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the note through at least January 1, 2003. Further, the Comerica Facility prohibits any payments to ASC Incorporated at non-arm's length amounts without prior consent. On February 7, 2001, concurrent

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)

         with the execution of the Comerica Facility, the Company entered into a new $3,000 Revolving Line of Credit Note with ASC Incorporated. This
         Note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated. As of March 31, 2002, there were no advances made under this Note.

F.      INCOME TAXES:

        The Company's 19.6% effective tax rate for the three months ended March 31, 2002 is computed at regular tax rates, and reflects state and foreign income taxes related to the Company's profitable locations as well as an increase in the Company's valuation reserve.

G.      EARNINGS PER SHARE:

        The issuance of the First Series Preferred Shares resulted in the Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128 - Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class of stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the common stock. Shares outstanding for the computation of basic earnings per share were 14,043,600 common shares as of March 31, 2001, and March 31, 2002. The First Series Preferred Shares outstanding were 1,993,694 shares as of March 31, 2001 and 1,973,002 shares outstanding as of March 31, 2002. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. The common stock options outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution.

H.      SEGMENT INFORMATION:

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

        Information by operating segment for the three months ended March 31, 2002 and 2001 is summarized below:



                                                            For The Three Months Ended March 31,
                                                            ------------------------------------
                                                              Trim       Replacement
                                                            Products        Parts         Total
                                                            --------        -----         -----
        Sales to unaffiliated customers
            2002                                            $  17,152    $  12,593      $  29,745
            2001                                               16,961       13,418         30,379

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)



                                                            For The Three Months Ended March 31,
                                                            ------------------------------------
                                                              Trim       Replacement
                                                            Products        Parts         Total
                                                            --------        -----         -----
        Segment profit (loss)
            2002                                            $   1,201    $     429      $   1,630
            2001                                                (667)          759             92

        Other charges (income)
            2002                                            $   (208)    $      29      $   (179)
            2001                                                   --           --             --

        Depreciation and amortization
            2002                                            $     651    $     211      $     862
            2001                                                  599          198            797

        Segment assets
            March 31, 2002                                  $  28,816    $  24,489      $  53,305
            December 31, 2001                                  31,127       23,448         54,575

        Expenditures for segment assets
            2002                                            $       4    $      17      $      21
            2001                                                  195           18            213


        A reconciliation of segment profit for reportable segments to income
(loss) before taxes is as follows:


                                                           For the Three Months Ended March 31,
                                                           ------------------------------------
                                                            2001                 2002
                                                            ----                 ----
        Segment profit                                    $      92           $   1,630
        Other income                                             --                 179
        Corporate expense                                    (1,331)             (1,285)
        Interest expense                                       (949)               (420)
                                                             ------              ------

        Income (loss) before taxes                        $  (2,188)          $     104
                                                             ======              ======


        A reconciliation of segment assets to consolidated assets is as follows:


                                                       December 31, 2001   March 31, 2002
                                                       -----------------   --------------
        Segment assets                                    $  54,575           $  53,305
        Corporate assets                                      3,797               1,474
                                                             -------             -------
                                                          $  58,372           $  54,779
                                                             =======             =======


I.      SUBSEQUENT EVENT:

        During the first quarter of 2002, the beneficial owner of 95% of the outstanding stock of the Company signed a letter of intent with an unrelated third party for the sale of such 95% equity interest in the Company. On May 7, 2002, the relevant parties entered into a definitive sale agreement with respect to such transaction. The closing of the transaction is subject to several conditions. If the proposed transaction is consummated, control of the Company will change.

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

The Company had 2001 annual revenues of approximately $122,000 and total assets of approximately $59,000. JPE, Inc. is now operating under the assumed names of ASCET INC and ASC Exterior Technologies. PTI now operates under the assumed names of ASC Exterior Technologies - Dayton and ASC Exterior Technologies - Beavercreek. SBI now operates under the assumed name of ASC Exterior Technologies - East Tawas.

RESULTS OF OPERATIONS

Management's discussion and analysis of the results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is as follows:

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net sales for the quarter ended March 31, 2002 and 2001 were as follows (in thousands):


                                        2001                 2002
                                        ----                 ----
Trim Products                        $   16,961            $  17,152
Replacement Parts                        13,418               12,593
                                        --------              -------

Total                                $   30,379            $  29,745
                                        ========              =======


The sales increase in the Trim Products segment is $191, or 1.1%. The minor increase is due to newly awarded product programs offset by the impact of customer negotiated price concessions. The decrease in Replacement Parts sales of $825, or 6.1% is attributable to a decrease in heavy duty truck repair orders consistent with general market conditions in the overall heavy duty aftermarket industry.

Gross profit was $4,601, or 15.5% of sales for the three months ended March 31, 2002 compared to $3,112, or 10.2% of sales, for the same quarter last year.

The gross profit by segment is as follows (in thousands):


                                        2001                 2002
                                        ----                 ----
Trim Products                        $   (129)             $  1,601
Replacement Parts                        3,241                3,000
                                        -------               ------

Total                                $   3,112             $  4,601
                                        =======               ======


The gross profit percentage for the Trim Products segment was 9.3% and (.8)% for the quarters ended March 31, 2002 and 2001, respectively. The increase in the gross profit percentage was primarily attributable to lower scrap rates, reduced freight costs, lower third party quality inspection costs, and higher labor efficiencies at the Dayton, Ohio operation.

The gross profit percentage of sales for the Replacement Parts segment was 23.8%, compared to 24.2% for the three months ended March 31, 2002 and 2001, respectively. The decrease in the gross profit percentage reflects pricing discounts offered to customers during the current quarter and sales of lower margin products.

Selling, general and administrative (SGA) expenses for the three months ended March 31, 2002 were $4,256 or 14.3% of sales compared to $4,351 or 14.3% of sales for the quarter ended March 31, 2001. Detail of SGA expenses for the three months ended March 31, 2002 and 2001 are as follows (in thousands):


                                        2001                 2002
                                        ----                 ----
Trim Products                         $     538           $    400
Replacement Parts                         2,482              2,571
Corporate                                 1,331              1,285
                                         -------             ------
Total                                 $   4,351           $  4,256
                                         =======             ======


SGA expenses for the Trim Products segment was $400 or 2.3% of sales for the quarter ended March 31, 2002, compared to $538 or 3.2% of sales for the quarter ended March 31, 2001. The decrease in SGA expenses is attributable to reduced spending at the Dayton, Ohio operation.

The Replacement Parts segment's SGA expenses were $2,571 or 20.4% of sales and $2,482 or 18.5% of sales for the three months ended March 31, 2002 and 2001, respectively. The increase in SGA is attributable to higher spending levels.

Corporate administrative costs for the three months ended March 31, 2002 and 2001 were $1,285 and $1,331, respectively. The decrease in corporate administrative costs is attributable to reduced spending levels.

Interest expense for the three months ended March 31, 2002 was $420, compared to $949 for the quarter ended March 31, 2001. The reduction in interest expense is primarily attributable to lower borrowing costs due to lower general interest rates in the United States and Europe as well as a reduction in total bank borrowing compared to the first quarter of 2001.

The Company's effective tax rate of 19.6% for the three months ended March 31, 2002, reflects regular tax rates and state and foreign income taxes related to the Company's profitable locations.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $1,159 in cash for the three months ended March 31, 2002, primarily due to cash generated from net income plus the addback of depreciation and amortization. Investing activities used $21 in cash for capital expenditures. Financing activities used $3,932 in cash, representing debt repayments.

Prior to February 7, 2001, the Company's principal source of liquidity was a $56,300 demand loan from Comerica Bank which was available to fund daily working capital needs in excess of internally generated funds. On February 7, 2001, the Company entered into a new $33,000 revolving credit facility with Comerica Bank (the "Comerica Facility") which matures February 1, 2003. The $56,300 demand loan from Comerica Bank was terminated on February 7, 2001. Concurrent with the execution of the Comerica Facility, the Company received a $15,000 subordinated demand loan from ASC Incorporated, an affiliate of the Company, which repaid $15,000 of the Company's $56,300 demand loan from Comerica Bank.

In connection with the Comerica Facility, the Company signed a promissory note in the amount of $33,000, providing for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. For 2001 and through March 31, 2002, the Company's margin on prime based loans and Eurodollar loans was 1/4% and 2 1/4%, respectively. Eurodollar borrowings for 1 month to 6 months are permitted at the option of the Company. Advances under the Comerica Facility are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9,000), plus an overformula amount of $10,000. The overformula amount decreases semiannually over a four year period. The initial reduction of $1,000 occurred on September 1, 2001. The second reduction of $1,250 occurred on March 1, 2002. All advances are fully secured by the Company's net assets.

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

As of September 30, 2001 and December 31, 2001, the Company was not in compliance with ratio covenants of the Comerica Facility. On April 16, 2002, the Company's Comerica Facility was amended, and the September 30, 2001 and December 31, 2001 defaults were waived. The Senior Debt to EBITDA ratio covenant was removed and the interest coverage ratio covenant was reset for 2002 year to date performance with June 30, 2002 as the first measurement date. Interest rates were reset based upon the interest coverage ratio using the Company's financial performance beginning January 1, 2002. The revolving credit commitment amount was decreased from $33,000 to $30,000 as the Company believes $30,000 is adequate for its liquidity requirements through the remaining term of the loan. In consideration of the amendments and waivers, the Company has agreed to pay Comerica Bank a nonrefundable amendment and waiver fee of $187.5.

The Company's $15,000 subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the Note through at least January 1, 2003. Further, the Comerica Facilities prohibits any payments to ASC Incorporated at non arm's length amounts, without prior consent. The April 16, 2002 amendment to the Comerica Facility prohibits the Company from paying interest to ASC Incorporated on the $15,000 note.

Borrowings at March 31, 2002 under the Company's $33,000 revolving credit facility were $23,100, with unused borrowing capacity of $4,100 (based on the borrowing base advance restrictions).

On February 7, 2001, concurrent with the execution of the Comerica Facility, the Company entered into a new $3,000 Revolving Line of Credit Note with ASC Incorporated. This Note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated. As of March 31, 2002, there were no advances made under this Note.

Together with internally generated cash flow, the Company believes the Comerica Facility and notes with ASC Incorporated are adequate to provide working capital funding during the course of the year, except in the event of a sustained cyclical downturn in the automotive industry.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Furthermore, in the normal course of business the Company is subject to market exposures from changes in interest rates. The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's Comerica Facility reduced its borrowing costs for 2001 through March 31, 2002 to the bank's prime rate plus 1/4% or Eurodollar rates plus 2 1/4 %. As such, future borrowings under the Comerica Facility are sensitive to changes in interest rates. At March 31, 2002, the weighted average interest rate of the $39.1 million debt was 3.8% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $420 for the three months ended March 31, 2002. The potential increase in interest expense from a hypothetical 2% adverse change, assuming the March 31, 2002 debt was outstanding for the entire year, would be $762.

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

                                        JPE, Inc. d/b/a ASCET and ASC Exterior Technologies


                                        By: /s/ Robert A. Naglick
                                           --------------------------
                                            Robert A. Naglick
                                            Vice President and Chief Financial Officer
                                            (Principal Accounting Officer)


Date:  May 14, 2002