Form 10-Q
period 2002-06-30
JPE INC
filed 2002-08-14
CIK 884637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

As of August 12, 2002, there were 14,043,600 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 52 pages, of which this is page 1.

               JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES)

                                      INDEX

                                                                            Page

PART I.    Financial Information

           ITEM 1.    Financial Statements                                     3

           ITEM 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     15

           ITEM 3.    Quantitative and Qualitative Disclosures about
                      Market Risk                                             20


PART II.   Other Information                                                  21

           ITEM 6.    Exhibits                                             24-52

           Signature                                                          22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ($ amounts in thousands)

                                                                            AT              AT JUNE 30,
                                                                       DECEMBER 31,            2002
                                                                           2001              UNAUDITED
                                                                       ------------         ----------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                            $  2,794             $     --
     Available for sale securities                                             571                   --
     Accounts receivable trade, net                                         12,707               14,610
     Inventory                                                              17,788               15,634
     Other current assets                                                    1,056                1,884
                                                                          --------             --------
           Total current assets                                             34,916               32,128

     Property, plant and equipment, net                                     20,675               19,591
     Goodwill, net                                                           1,626                   --
     Other assets                                                            1,155                  472
                                                                          --------             --------

           Total assets                                                   $ 58,372             $ 52,191
                                                                          ========             ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                    $    543             $    494
     Accounts payable                                                       11,101               12,045
     Accrued liabilities                                                     2,606                3,501
     Income Taxes                                                               47                  124
                                                                          --------             --------
           Total current liabilities                                        14,297               16,164

     Long-term debt                                                         42,507               35,738
                                                                          --------             --------

           Total liabilities                                                56,804               51,902
                                                                          --------             --------

Shareholders' equity:
     First Series Preferred Shares, no par value, 50 votes per
         share, 3,000,000 authorized, 1,973,002 shares issued
         and outstanding                                                    16,590                  206
     Common stock, no par value, 15,000,000 authorized,
         14,043,600 shares issued and outstanding                            2,672                  125
     Accumulated other comprehensive income                                     76                   --
     Accumulated deficit                                                   (17,770)                 (42)
                                                                          --------             --------
           Total shareholders' equity                                        1,568                  289
                                                                          --------             --------
           Total liabilities and shareholders' equity                     $ 58,372             $ 52,191
                                                                          ========             ========


                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)



                                                                                               SUCCESSOR
                                                                                               ---------
                                                             PREDECESSOR COMPANY                COMPANY
                                                             -------------------                -------
                                                                            PERIOD FROM       PERIOD FROM
                                                       THREE MONTHS        APRIL 1, 2002      JUNE 1, 2002
                                                           ENDED              THROUGH           THROUGH
                                                         JUNE 30,             MAY 31,           JUNE 30,
                                                           2001                 2002              2002
                                                       ------------        -------------      ------------
Net sales                                               $ 34,491             $ 22,381            $  9,534
Cost of goods sold                                        29,472               18,492               8,158
                                                        --------             --------            --------

Gross profit                                               5,019                3,889               1,376
Selling, general and administrative expenses               4,762                2,524               1,298
Other (income) expense                                         9                   25                  11
Interest expense, net                                        773                  274                 109
                                                        --------             --------            --------

Income (loss) before income taxes                           (525)               1,066                 (42)
Income tax expense                                            58                   25                  --
                                                        --------             --------            --------

Net income (loss)                                       $   (583)            $  1,041            $    (42)
                                                        ========             ========            ========

Basic earnings (loss) per share:
         Common Shares                                  $  (0.01)            $   0.01            $   0.00
         First Series Preferred Shares                  $  (0.26)            $   0.46            $  (0.02)
Earnings (loss) per share assuming dilution:
         Common Shares                                  $  (0.01)            $   0.01            $   0.00
         First Series Preferred Shares                  $  (0.26)            $   0.46            $  (0.02)







                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)
                ($ amounts in thousands, except per share data)






                                                                                                 SUCCESSOR
                                                                                                 ---------
                                                             PREDECESSOR COMPANY                  COMPANY
                                                             -------------------                  -------
                                                                            PERIOD FROM         PERIOD FROM
                                                        SIX MONTHS        JANUARY 1, 2002      JUNE 1, 2002
                                                           ENDED              THROUGH            THROUGH
                                                         JUNE 30,             MAY 31,            JUNE 30,
                                                           2001                 2002               2002
                                                        ----------        ---------------      ------------
Net sales                                               $ 64,885             $ 52,126             $  9,534
Cost of goods sold                                        56,754               43,636                8,158
                                                        --------             --------             --------

Gross profit                                               8,131                8,490                1,376
Selling, general and administrative expenses               9,106                6,794                1,298
Other (income) expense                                        15                 (152)                  11
Interest expense, net                                      1,723                  694                  109
                                                        --------             --------             --------

Income (loss) before income taxes                         (2,713)               1,154                  (42)
Income tax expense                                           114                   42                   --
                                                        --------             --------             --------

Net income (loss)                                       $ (2,827)            $  1,112             $    (42)
                                                        ========             ========             ========

Basic earnings (loss) per share:
         Common Shares                                  $  (0.03)            $   0.01             $   0.00
         First Series Preferred Shares                  $  (1.25)            $   0.49             $  (0.02)
Earnings (loss) per share assuming dilution:
         Common Shares                                  $  (0.03)            $   0.01             $   0.00
         First Series Preferred Shares                  $  (1.25)            $   0.49             $  (0.02)











                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)
                            ($ amounts in thousands)


                                                                      PREDECESSOR COMPANY
                                           ---------------------------------------------------------------------------
                                                             NET INCOME FOR
                                                             THE PERIOD FROM            SALE OF
                                           BALANCES AT      JANUARY 1, 2002         AVAILABLE FOR
                                             DECEMBER        THROUGH MAY 31,             SALE            BALANCES AT
                                             31, 2001             2002                SECURITIES        MAY 31, 2002
                                           -------------    ------------------     ----------------    ---------------
First Series Preferred Shares:
Shares Outstanding                             1,973,002                                                    1,973,002
Amount                                      $     16,590                                                 $     16,590

Common Stock:
Shares Outstanding                            14,043,600                                                   14,043,600
Amount                                      $      2,672                                                 $      2,672

Accumulated Other Comprehensive Income      $         76                          $            (76)                --

Accumulated (Deficit)                       $    (17,770)      $      1,112       $                      $    (16,658)
                                            ------------       ------------       ----------------       ------------

Total Shareholders' Equity                  $      1,568       $      1,112       $            (76)      $      2,604
                                            ============       ============       ================       ============


                                                                    SUCCESSOR COMPANY
                                    -------------------------------------------------------------------------------------
                                                                                           NET LOSS FOR
                                                                                           THE PERIOD
                                                                         PREDECESSOR       FROM JUNE 1,
                                     BALANCES AT       INVESTMENT        SHAREHOLDER          2002           BALANCES AT
                                       MAY 31,             NEW              BASIS            THROUGH          JUNE 30,
                                        2002          SHAREHOLDERS          CHANGE        JUNE 30, 2002         2002
                                    --------------   ----------------   --------------   ---------------  ---------------
First Series Preferred Shares:
Shares Outstanding                     1,973,002                                                                1,973,002
Amount                              $     16,590       $        182      $    (16,566)                       $        206

Common Stock:
Shares Outstanding                    14,043,600                                                               14,043,600
Amount                              $      2,672       $         18      $     (2,565)                       $        125

Accumulated (Deficit)               $    (16,658)                        $     16,658       $        (42)    $        (42)
                                    ------------       ------------      ------------       ------------     ------------

Total Shareholders' Equity          $      2,604       $        200      $     (2,473)      $        (42)    $        289
                                    ============       ============      ============       ============     ============



                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        For the Six Months ended June 30,
                                   (Unaudited)
                            ($ amounts in thousands)

                                                                                                          SUCCESSOR
                                                                                 PREDECESSOR COMPANY       COMPANY
                                                                                 -------------------      ---------
                                                                                         PERIOD FROM     PERIOD FROM
                                                                                       JANUARY 1, 2002   JUNE 1, 2002
                                                                                           THROUGH         THROUGH
                                                                                           MAY 31,         JUNE 30,
                                                                               2001          2002            2002
                                                                             -------   ---------------   ------------
Cash flows from operating activities:
     Net income (loss)                                                       $(2,827)      $ 1,112       $   (42)
     Adjustments to reconcile net income (loss) to net cash provided by
     (used for) operating activities:
         Depreciation and amortization                                         1,979         1,595           320
         Other                                                                   338           (76)           --
     Changes in operating assets and liabilities:
              Available for sale securities                                       --           571            --
              Accounts receivable                                             (2,145)       (2,829)          926
              Inventory                                                        3,505         1,809           345
              Other current assets                                              (459)         (535)         (293)
              Accounts payable                                                 1,788           727           217
              Accrued liabilities and income taxes                              (521)          290           (20)
                                                                             -------       -------       -------
     Net cash provided by (used for) operating activities                      1,658         2,664         1,453

Cash flows from investing activities:
     Purchase of property and equipment                                         (727)          (76)          (17)
     Proceeds from sale of assets                                                 11            --            --
     Other                                                                       (16)           --            --
                                                                             -------       -------       -------
         Net cash used for investing activities                                 (732)          (76)          (17)

Cash flows from financing activities:
     Net payments under demand notes                                          (1,115)       (5,202)       (1,567)
     Net repayments of revolving credit facility                                  --            --            --
     Net borrowing under subordinated debt                                        --            --            --
     Repayments of other debt                                                     (7)          (48)           (1)
                                                                             -------       -------       -------
         Net cash provided by (used for) financing activities                 (1,122)       (5,250)       (1,568)

Cash and cash equivalents:
     Net decrease in cash                                                       (196)       (2,662)         (132)
     Cash, beginning of period                                                   196         2,794           132
                                                                             -------       -------       -------
     Cash, end of period                                                     $    --       $   132       $    --
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

A.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies (together with its subsidiaries, the "Company")) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes for the year ended December 31, 2001.

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

         In accordance with the terms of a purchase agreement dated May 7, 2002, with ASC Holdings, LLC (the Predecessor company's 95% beneficial owner), QP Acquisition #2, Inc. ("QP") acquired 9,441,420 Common Shares and 1,952,352 Preferred Shares of the Company, effective May 31, 2002, for aggregate consideration of $200. The effect of this transaction transferred 95% of the voting securities of the Company from ASC Holdings, LLC to QP.

         In accounting for these transactions, the Company has applied purchase accounting as prescribed by Financial Accounting Standards Board Statement of Accounting Standards 141, Business Combinations and Accounting Principles Board Opinion 16 and Securities and Exchange Commission Staff Accounting Bulletin 54. Under this accounting method, the purchase price has been pushed down into the accompanying financial statements, with the difference between the purchase price and the sum of the fair value of tangible and identifiable assets acquired less liabilities assumed resulting in negative goodwill, which reduced the fair market value of property, plant and equipment recorded at June 1, 2002, by $1,792.

         The purchase price allocation has not been finalized at June 30, 2002, and the fair market value of property, plant and equipment and certain other employee benefit plan liabilities are based upon preliminary estimates. The company is in the process of obtaining third party valuations. Thus, the purchase price allocation is subject to refinement.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (based on the 95% proportional change in ownership):

                 ASSETS

                    Current assets                          $     33,238
                    PPE                                           19,863
                    Non-Compete                                      503
                                                            ------------
                                   Total Assets Acquired    $     53,604
                 LIABILITIES

                    Current Liabilities                     $     15,473
                    Long-term debt                                37,800
                    Predecessor Shareholder's basis                  131
                                                            ------------
                               Total Liabilities Assumed    $     53,404
                                  New Shareholders Basis    $        200
                                                            ============

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


B.       ADOPTION OF ACCOUNTING PRINCIPLES:

         Effective January 1, 2002, the Predecessor Company adopted Financial Accounting Standards Board Statement of Accounting Standards (SFAS) 141, "Business Combinations", SFAS 142, "Goodwill and Intangible Assets" and SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 141 requires that acquisitions entered into after June 30, 2001 be accounted for using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill. The adoption of SFAS 141 did not have a material effect on the Predecessor Company's financial statements.

         SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized and amounts in 2001 have not been restated in accordance with the statement. Further, goodwill should be tested at least annually, or more frequently if indicators arise, for impairment by comparing the asset's fair value to its carrying value. Finally, separable intangible assets that have finite lives will continue to be amortized over their useful lives. Reported income and earnings per share adjusted to exclude goodwill amortization for the Predecessor Company is as follows:

                                                                     PERIOD FROM          PERIOD FROM
                                                                      JANUARY 1,           JANUARY 1,
                                                                         2001                 2002
                                                                       THROUGH              THROUGH
                                                                    JUNE 30, 2001         MAY 31, 2002
                                                                    -------------         ------------

Reported income (loss)                                              $     (2,827)       $       1,112
Add back:  Goodwill amortization                                             134                   --
Adjusted income (loss)                                                    (2,693)               1,112

Basic and diluted earnings per common share:
     Income (loss)                                                  $      (0.03)       $        0.01
     Goodwill amortization                                                     --                  --
     Adjusted income (loss)                                                (0.03)                0.01

Basic and diluted earnings per First Series Preferred Share:
     Income (loss)                                                  $      (1.25)       $        0.49
     Goodwill amortization                                                  0.06                   --
     Adjusted income (loss)                                                (1.19)                0.49

         The Successor Company has non-compete agreements, which expire in 2004. Estimated annual amortization expense for these agreements are $338, $238, and $69 for 2002, 2003 and 2004, respectively.

         SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 did not have a material effect on the Predecessor Company's financial statements.

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)

C.       INVENTORY:

         Inventories by component are as follows:

                                                     DECEMBER 31, 2001          JUNE 30, 2002
                                                     -----------------          -------------
         Raw materials                               $        4,957             $       4,188
         Work in process                                      1,356                     1,358
         Finished goods                                      10,119                     9,672
         Tooling                                              1,356                       416
                                                     --------------             -------------
                                                     $       17,788             $      15,634
                                                     ==============             =============

D.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment by component is as follows:

                                                     DECEMBER 31, 2001          JUNE 30, 2002
                                                     -----------------          -------------
         Land                                        $         706              $         741
         Buildings                                           5,513                      4,814
         Machinery and equipment                            21,154                     13,135
         Furniture and fixtures                              1,397                      1,190
                                                     -------------              -------------
                                                            28,770                     19,880
              Less accumulated depreciation                 (8,095)                      (289)
                                                     -------------              -------------
                                                     $      20,675              $      19,591
                                                     =============              =============


E.       ACCRUED LIABILITIES:

         Accrued liabilities consisted of the following:

                                                     DECEMBER 31, 2001            JUNE 30, 2002
                                                     -----------------            -------------
         Accrued compensation                         $          285             $         414
         Accrued interest                                         94                        94
         Accrued employee benefits                             1,205                     1,694
         Accrued taxes                                           414                       585
         Other                                                   608                       714
                                                      --------------             -------------
                                                      $        2,606             $       3,501
                                                      ==============             =============

F.       DEBT:

         Debt consisted of the following:

                                                     DECEMBER 31, 2001            JUNE 30, 2002
                                                     -----------------            -------------

        Revolving Credit Facility-Comerica Bank       $        27,000            $       20,716
        Notes Payable                                             975                       488
        Capitalized lease obligations                              55                         8
        Subordinated demand note                               15,000                    15,000
        Other                                                      20                        20
                                                      ---------------            --------------
                                                      $        43,050            $       36,232
        Less:  Current portion                                    543                       494
                                                      ---------------            --------------
                                                      $        42,507            $       35,738
                                                      ===============            ==============

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)

         The Company has a $33,000 revolving credit facility with Comerica Bank (the "Comerica Facility") which matures February 1, 2003, and a $15,000 subordinated demand loan from ASC Incorporated, an affiliate of the Company.

         The Comerica Facility provides for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance. Advances are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9,000), plus an overformula amount of $10,000. The overformula amount decreases semiannually over a four-year period. All advances are fully secured by the Company's net assets.

         Required covenants under the Comerica Facility include submission of monthly and annual financial statements and annual financial projections during a prescribed period, as well as certain financial covenants, which exclude the effect of the $15,000 subordinated demand note from ASC Incorporated. In addition, the payment of dividends is prohibited by the terms of the Comerica Facility.

         As of September 30, 2001 and December 31, 2001, the Company was not in compliance with ratio covenants of the Comerica Facility. On April 16, 2002, the Comerica Facility was amended, and the September 30, 2001 and December 31, 2001 defaults were waived. The Senior Debt to EBITDA ratio covenant was removed and the interest coverage ratio covenant was reset for 2002 year to date performance with June 30, 2002 as the first measurement date. Interest rates were reset based upon the interest coverage ratio using the Company's financial performance beginning January 1, 2002. The revolving credit commitment amount was decreased from $33,000 to $30,000 as the Company believes $30,000 is adequate for its liquidity requirements through the remaining term of the loan. In consideration of the amendments and waivers, the Company paid Comerica Bank a nonrefundable amendment and waiver fee of $187.5.

         The Company's $15,000 subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the note through at least January 1, 2003. Further, the Comerica Facility prohibits any payments to ASC Incorporated at non-arm's length amounts without prior consent. The Company also has a $3,000 Revolving Line of Credit Note with ASC Incorporated. This Note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated. As of June 30, 2002, there were no advances made under this Note.

G.       INCOME TAXES:

         The Company's 2.4% effective tax rate for the three months ended June 30, 2002 is computed at regular tax rates, and reflects state and foreign income taxes related to the Company's profitable locations as well as an increase in the Company's valuation reserve.

H.       EARNINGS PER SHARE:

         The issuance of First Series Preferred Shares results in the Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128 - Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class of stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the common stock. Shares outstanding for the computation of basic earnings per share were 14,043,600 common shares as of June 30, 2001, and June 30, 2002. The First Series Preferred Shares outstanding were 1,973,002 as of June 30, 2001 and June 30, 2002. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. The common stock options outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution.

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

         Information by operating segment for the three months ended June 30, 2002 and 2001 is summarized below:

                                                                        For The Three Months Ended June 30,
                                                                        -----------------------------------
                                                                      Trim          Replacement
                                                                    Products           Parts            Total
                                                                    --------        -----------         -----
         Sales to unaffiliated customers
              April 1 to May 31, 2002                            $     12,487      $      9,894    $     22,381
              June 1 to June 30, 2002                                   5,269             4,265           9,534
              2001                                                     19,564            14,927          34,491


                                                                        For The Three Months Ended June 30,
                                                                        -----------------------------------
                                                                       Trim         Replacement
                                                                     Products          Parts            Total
                                                                    --------        -----------         -----
         Segment profit (loss)
              April 1 to May 31, 2002                            $      1,164      $        932    $      2,096
              June 1 to June 30, 2002                                     194               334             528
              2001                                                        984               892           1,876

         Other charges (income)
              April 1 to May 31, 2002                            $         --      $         25    $         25
              June 1 to June 30, 2002                                      --                11              11
              2001                                                         --                 9               9

         Depreciation and amortization
              April 1 to May 31, 2002                            $        427      $        141    $        568
              June 1 to June 30, 2002                                     216                70             286
              2001                                                        599               200             799

         Segment assets
              June 30, 2002                                      $     27,471      $     22,582    $     50,053
              December 31, 2001                                        31,127            23,448          54,575

         Expenditures for segment assets
              April 1 to May 31, 2002                            $         55      $         --    $         55
              June 1 to June 30, 2002                                      17                --              17
              2001                                                        437                28             465

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


         Information by operating segment for the six months ended June 30, 2002 and 2001 is summarized below:

                                                                         For The Six Months Ended June 30,
                                                                         ---------------------------------
                                                                       Trim         Replacement
                                                                     Products          Parts            Total
                                                                     --------       -----------         -----
         Sales to unaffiliated customers
              January 1 to May 31, 2002                          $     29,638      $     22,488    $     52,126
              June 1 to June 30, 2002                                   5,269             4,265           9,534
              2001                                                     36,540            28,345          64,885

         Segment profit (loss)
              January 1 to May 31, 2002                          $      2,358      $      1,360    $      3,718
              June 1 to June 30, 2002                                     194               334             528
              2001                                                        317             1,658           1,975

         Other charges (income)
              January 1 to May 31, 2002                          $        (207)    $         55    $       (152)
              June 1 to June 30, 2002                                      --                11              11
              2001                                                         --                15              15

         Depreciation and amortization
              January 1 to May 31, 2002                          $      1,078      $        352    $      1,430
              June 1 to June 30, 2002                                     216                70             286
              2001                                                      1,198               398           1,596

                                                                         For The Six Months Ended June 30,
                                                                         ---------------------------------
                                                                       Trim         Replacement
                                                                     Products          Parts            Total
                                                                     --------       -----------         -----
         Expenditures for segment assets
              January 1 to May 31, 2002                          $         59      $         17    $         76
              June 1 to June 30, 2002                                      17                --              17
              2001                                                        632                46             678

         A reconciliation of segment profit (loss) for reportable segments to income (loss) before taxes is as follows:

                                                                                                       SUCCESSOR
                                                              PREDECESSOR COMPANY                       COMPANY
                                            -------------------------------------------------------     -------
                                             Three Months   Six Months     April 1,     January 1,       June 1,
                                                Ended       Ended June      2002 to       2002 to        2002 to
                                               June 30,         30,         May 31,       May 31,       June 30,
                                                 2001          2001          2002          2002           2002
                                              -----------    ---------     --------     -----------     --------

          Segment profit                    $     1,876    $     1,975   $     2,096   $     3,718    $        528
          Other income (expense)                     (9)           (15)          (25)          152             (11)
          Corporate expense                      (1,619)        (2,950)         (731)       (2,022)           (450)
          Interest expense                         (773)        (1,723)         (274)         (694)           (109)
                                            -----------    -----------   -----------   -----------    ------------

          Income (loss) before taxes        $      (525)   $    (2,713)  $     1,066   $     1,154    $        (42)
                                            ===========    ===========   ===========   ===========    ============

            JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)

         A reconciliation of segment assets to consolidated assets is as follows:

                                                                      December 31, 2001         June 30, 2002
                                                                      -----------------         -------------
          Segment assets                                               $       54,575          $       50,053
          Corporate assets                                                      3,797                   2,138
                                                                       --------------          --------------
                                                                       $       58,372          $       52,191
                                                                       ==============          ==============

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

RECENT INFORMATION
GENERAL AND RECENT INFORMATION

In accordance with the terms of a purchase agreement dated May 7, 2002, with ASC Holdings, LLC (the Predecessor company's 95% beneficial owner), QP Acquisition #2, Inc. ("QP") acquired 9,441,420 Common Shares and 1,952,352 Preferred Shares of the Company, effective May 31, 2002, for aggregate consideration of $200. The effect of this transaction transferred 95% of the voting securities of the Company from ASC Holdings, LLC to QP.

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

RESULTS OF OPERATIONS

Management's discussion and analysis of the results of operations has been structured to compare the same periods of 2001 with 2002 in order to provide meaningful comparisons.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net sales for the quarter ended June 30, 2002 and 2001 were as follows (in thousands):

                                                  2001                       2002
                                                  ----                       ----
Trim Products                                 $    19,564               $    17,756
Replacement Parts                                  14,927                    14,159
                                              -----------               -----------

Total                                         $    34,491               $    31,915
                                              ===========               ===========

The sales decrease in the Trim Products segment is $1,808, or 9.2%. The decrease is due to the completion of product programs for which the Company was not awarded replacement business, as well as a decrease in customer orders for those products supplied by the Trim Segment. The decrease in Replacement Parts sales of $768, or 5.1% is attributable to a decrease in heavy duty truck repair orders consistent with general market conditions in the overall heavy duty aftermarket industry.

Gross profit was $5,265, or 16.5% of sales for the three months ended June 30, 2002 compared to $5,019, or 14.6% of sales, for the same quarter last year.

The gross profit by segment is as follows (in thousands):

                                                 2001                      2002
                                                 ----                      ----
Trim Products                                 $    1,520                $    1,826
Replacement Parts                                  3,499                     3,439
                                              ----------                ----------
Total                                         $    5,019                $    5,265
                                              ==========                ==========

The gross profit percentage for the Trim Products segment was 10.3% and 7.8% for the quarters ended June 30, 2002 and 2001, respectively. The increase in the gross profit percentage was primarily attributable to lower scrap rates, reduced freight costs, lower third party quality inspection costs, and higher labor efficiencies at the Dayton, Ohio operation.

The gross profit percentage of sales for the Replacement Parts segment was 24.3%, compared to 23.4% for the three months ended June 30, 2002 and 2001, respectively. The increase in the gross profit percentage reflects sales of higher margin products and improved manufacturing efficiencies.

Selling, general and administrative (SGA) expenses for the three months ended June 30, 2002 were $3,822 or 12.0% of sales compared to $4,762 or 13.8% of sales for the quarter ended June 30, 2001. Detail of SGA expenses for the three months ended June 30, 2002 and 2001 are as follows (in thousands):

                                     2001                      2002
                                     ----                      ----
Trim Products                 $           536            $          468
Replacement Parts                       2,607                     2,173
Corporate                               1,619                     1,181
                              ---------------            --------------
Total                         $         4,762            $        3,822
                              ===============            ==============


SGA expenses for the Trim Products segment was $468 or 2.7% of sales for the quarter ended June 30, 2002, compared to $536 or 2.7% of sales for the quarter ended June 30, 2001. The decrease in SGA expenses is attributable to reduced spending at the Dayton, Ohio operation.

The Replacement Parts segment's SGA expenses were $2,173 or 15.4% of sales and $2,607 or 17.5% of sales for the three months ended June 30, 2002 and 2001, respectively. SGA for 2001 includes $214 of bad debt expense for the bankruptcy filing of a distribution customer. Without this item, SGA would have been $2,393, or 16% of sales. The lower expense in 2002 is due to reduced spending levels.

Corporate administrative costs for the three months ended June 30, 2002 and 2001 were $1,181 and $1,619, respectively. SGA for 2001 includes $338 for the write off of a non-compete agreement for a former employee. Without this item, SGA would have been $1,281. The remaining decrease in 2002 is attributable to reduced spending levels.

Interest expense for the three months ended June 30, 2002 was $383, compared to $773 for the quarter ended June 30, 2001. The reduction in interest expense is primarily attributable to lower borrowing costs due to lower general interest rates in the United States and Europe as well as a reduction in total bank borrowing compared to the second quarter of 2001. Also, the nonrefundable amendment and waiver fee paid to Comerica in April 2002 of $187.5, included in interest expense, was offset by forgiveness of $134 of accrued interest on the $15,000 note to ASC Incorporated.

The Company's effective tax rate of 2.4% for the three months ended June 30, 2002, reflects regular tax rates and state and foreign income taxes related to the Company's profitable locations, as well as the effect from an increase in the valuation reserve.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net sales for the six months ended June 30, 2002 and 2001 were as follows (in thousands):

                                     2001                      2002
                                     ----                      ----
Trim Products                 $        36,540            $       34,907
Replacement Parts                      28,345                    26,753
                              ---------------            --------------

Total                         $        64,885            $       61,660
                              ===============            ==============

The sales decrease in the Trim Products segment is $1,633, or 4.5%. The decrease is due to the completion of product programs for which the Company was not awarded replacement business, as well as a decrease in customer orders for these products supplied by the Trim segment. The decrease in Replacement Parts sales of $1,592, or 5.6% is attributable to a decrease in heavy duty truck repair orders consistent with general market conditions in the overall heavy duty aftermarket industry.

Gross profit was $9,866 or 16.0% of sales for the six months ended June 30, 2002 compared to $8,131, or 12.5% of sales, for the same period last year.

The gross profit by segment is as follows (in thousands):

                                     2001                      2002
                                     ----                      ----

Trim Products                 $         1,391            $        3,426
Replacement Parts                       6,740                     6,440
                              ---------------            --------------
Total                         $         8,131            $        9,866
                              ===============            ==============

The gross profit percentage for the Trim Products segment was 9.8% and 3.8% for the six months ended June 30, 2002 and 2001, respectively. The increase in the gross profit percentage was primarily attributable to lower scrap rates, reduced freight costs, lower third party quality inspection costs, and higher labor efficiencies at the Dayton, Ohio operation.

The gross profit percentage of sales for the Replacement Parts segment was 24.1%, compared to 23.8% for the six months ended June 30, 2002 and 2001, respectively. The increase in the gross profit percentage reflects sales of higher margin products and improved manufacturing efficiencies.

Selling, general and administrative (SGA) expenses for the six months ended June 30, 2002 were $8,092 or 13.1% of sales compared to $9,106 or 14.0% of sales for the six months ended June 30, 2001. Detail of SGA expenses for the six months ended June 30, 2002 and 2001 are as follows (in thousands):

                                     2001                      2002
                                     ----                      ----

Trim Products                 $         1,074            $          874
Replacement Parts                       5,082                     4,746
Corporate                               2,950                     2,472
                              ---------------            --------------
Total                         $         9,106            $        8,092
                              ===============            ==============


SGA expenses for the Trim Products segment was $874 or 2.5% of sales for the six months ended June 30, 2002, compared to $1,074 or 2.9% of sales for the six months ended June 30, 2001. The decrease in SGA expenses is attributable to reduced spending at the Dayton, Ohio operation.

The Replacement Parts segment's SGA expenses were $4,746 or 17.7% of sales and $5,082 or 17.9% of sales for the six months ended June 30, 2002 and 2001, respectively. SGA for 2001 includes $214 of bad debt expense for the bankruptcy filing of a distribution customer. Without this item, SGA would have been $4,868 or 17.2% of sales. The lower expense in 2002 is due to reduced spending levels.

Corporate administrative costs for the six months ended June 30, 2002 and 2001 were $2,472 and $2,950, respectively. SGA for 2001 includes $338 for the write off of a non-compete agreement for a former employee. Without this item, SGA would have been $2,612. The remaining decrease in 2002 is attributable to reduced spending levels.

Interest expense for the six months ended June 30, 2002 was $803, compared to $1,723 for the same period last year. The reduction in interest expense is attributable to lower borrowing costs due to lower general interest rates in the United States and Europe as well as a reduction in total bank borrowing compared to the first half of 2001. Also, no interest expense was incurred in 2002 on the $15,000 note to ASC Incorporated as the April 16, 2002 amendment to the Comerica Facility prohibits payment of interest. These items offset the nonrefundable amendment and waiver fee paid to Comerica in April, 2002 of $187.5.

The Company's effective tax rate of 3.8% for the six months ended June 30, 2002, reflects regular tax rates and state and foreign income taxes related to the Company's profitable locations, as well as the effect from an increase in the valuation reserve.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $4,117 in cash for the six months ended June 30, 2002, primarily due to cash generated from net income plus the addback of depreciation and amortization. Investing activities used $93 in cash for capital expenditures. Financing activities used $6,818 in cash, representing debt repayments.

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

In connection with the Comerica Facility, the Company signed a promissory note in the amount of $33,000, providing for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. For 2001 and through March 31, 2002, the Company's margin on prime based loans and Eurodollar loans was 1/4% and 2 1/4%, respectively. Eurodollar borrowings for 1 month to 6 months are permitted at the option of the Company. Advances under the Comerica Facility are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9,000), plus an overformula amount of $10,000. The overformula amount decreases semiannually over a four-year period. The initial reduction of $1,000 occurred on September 1, 2001. The second reduction of $1,250 occurred on March 1, 2002. All advances are fully secured by the Company's net assets.

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

As of September 30, 2001 and December 31, 2001, the Company was not in compliance with ratio covenants of the Comerica Facility. On April 16, 2002, the Company's Comerica Facility was amended, and the September 30, 2001 and December 31, 2001 defaults were waived. The Senior Debt to EBITDA ratio covenant was removed and the interest coverage ratio covenant was reset for 2002 year to date performance with June 30, 2002 as the first measurement date. Interest rates were reset based upon the interest coverage ratio using the Company's financial performance beginning January 1, 2002. For the period from April through June, 2002, the Company's margin on prime based loans and Eurodollar loans was 1 3/4% and 3 3/4%, respectively. The revolving credit commitment amount was decreased from $33,000 to $30,000 as the Company believes $30,000 is adequate for its liquidity requirements through the remaining term of the loan. In consideration of the amendments and waivers, the Company paid Comerica Bank a nonrefundable amendment and waiver fee of $187.5.

The Company's $15,000 subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the Note through at least January 1, 2003. Further, the Comerica Facilities prohibit any payments to ASC Incorporated at non arm's length amounts, without prior consent. The April 16, 2002 amendment to the Comerica Facility prohibits the Company from paying interest to ASC Incorporated on the $15,000 note.

Borrowings at June 30, 2002 under the Company's $30,000 revolving credit facility were $20,716, with unused borrowing capacity of $6,981 (based on the borrowing base advance restrictions).

On February 7, 2001, concurrent with the execution of the Comerica Facility, the Company entered into a new $3,000 Revolving Line of Credit Note with ASC Incorporated. This Note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated. As of June 30, 2002, there were no advances made under this Note.

Together with internally generated cash flow, the Company believes the Comerica Facility and notes with ASC Incorporated are adequate to provide working capital funding during the course of the year, except in the event of a sustained cyclical downturn in the automotive industry.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company's sales volumes have remained steady during the last quarter of 2001 and throughout the first six months of 2002. Although most underlying fundamentals remain strong, the impact of the OEM vehicle manufacturers to rebalance inventories, the continuance of rebates and reduced customer financing rates and the trend of retail sales and other uncertainties may adversely impact the Company's 2002 financial performance.

Furthermore, in the normal course of business the Company is subject to market exposures from changes in interest rates. The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's Comerica Facility provides for borrowing options at a prime-based rate or Eurodollar rate plus various interest rate margins dependent on the Company's financial performance. As such, future borrowings under the Comerica Facility are sensitive to changes in interest rates. At June 30, 2002, the weighted average interest rate of the $36.2 million debt was 3.2% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $803 for the six months ended June 30, 2002. The potential increase in interest expense from a hypothetical 2% adverse change, assuming the June 30, 2002 debt was outstanding for the entire year, would be $414.

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

                           PART II.   OTHER INFORMATION

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a.   EXHIBITS:

                    2.1 JPE Equity Purchase Agreement, dated May 7, 2002, by and between QP Acquisition #2, Inc. and ASC Holdings, LLC (incorporated by reference to Exhibit 1 to the joint Schedule 13D filed by Questor Partners Fund II, L.P. Questor Side-by-Side Partners II 3(c)(1), L.P. and QP Acquisition #2, Inc. on May 17, 2002).

                    10.1 Bonus Award Letter dated June 21, 2002 by and between JPE, Inc. and Scott Koepke.

                    10.2 Bonus Award Letter dated June 21, 2002 by and between JPE, Inc. and Robert Naglick.

                    10.3 Completion Bonus Letter dated July 15, 2002 by and between JPE, Inc. and Robert Naglick.

                    10.4 Executive Severance Agreement dated as of June 21, 2002 by and between JPE, Inc. and Robert A. Naglick.

                    10.5 Executive Severance Agreement dated as of August 1, 2002 by and between Dayton Parts, Inc. and Gary
                              A. Smalley.

                    10.6 Letter Agreement dated April 18, 2002 among ASC Incorporated, JPE, Inc. and Scott Koepke.

                    10.7 2002 Incentive Compensation Plan for Key Employees, effective as of January 1, 2002.

               b.   REPORT ON FORM 8-K:

                    JPE, Inc. ("JPE") filed a Current Report on Form 8-K, dated May 6, 2002, in connection with a press release announcing that an affiliate of Questor Partners Fund II, L.P. ("Questor") agreed to acquire all of the stock of JPE owned by ASC Holdings, LLC.

                    JPE filed a Current Report on Form 8-K, dated May 31, 2002, reporting that an affiliate of Questor had consummated the acquisition of 67.2% of JPE's outstanding Common Shares and 98.9% of JPE's outstanding First Series Preferred Shares from ASC Holdings, LLC, which shares constitute 94.9% of JPE's outstanding voting shares.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           JPE, Inc. d/b/a ASCET and ASC Exterior Technologies

                           By:  /s/ Robert A. Naglick
                                ------------------------
                                Robert A. Naglick
                                Vice President and Chief Financial Officer
                                (Principal Accounting Officer)




Date:  August 14, 2002

                                EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION
-----------             -----------

   10.1 Bonus Award Letter dated June 21, 2002 by and between JPE, Inc. and Scott Koepke.

   10.2 Bonus Award Letter dated June 21, 2002 by and between JPE, Inc. and Robert Naglick.

   10.3 Completion Bonus Letter dated July 15, 2002 by and between JPE, Inc. and Robert Naglick.

   10.4 Executive Severance Agreement dated as of June 21, 2002 by and between JPE, Inc. and Robert A. Naglick.

   10.5 Executive Severance Agreement dated as of August 1, 2002 by and between Dayton Parts, Inc. and Gary A. Smalley.

   10.6 Letter Agreement dated April 18, 2002 among ASC Incorporated, JPE, Inc. and Scott Koepke.

   10.7 2002 Incentive Compensation Plan for Key Employees, effective as of January 1, 2002.