Form 10-Q
period 2002-09-30
JPE INC
filed 2002-11-14
CIK 884637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

  [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period from          to         .
                                                           --------    --------

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

As of November 12, 2002, there were 14,043,600 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 24 pages, of which this is page 1.

               JPE, INC. (D/B/A ASCET, ASC EXTERIOR TECHNOLOGIES)

                                      INDEX


                                                                            Page

PART I.    Financial Information

           ITEM 1.    Financial Statements.................................  3

           ITEM 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations................ 14

           ITEM 3.    Quantitative and Qualitative Disclosures about
                      Market Risk.......................................... 19

           ITEM 4.    Controls and Procedures.............................. 19

PART II.   Other Information............................................... 20

           ITEM 6.    Exhibits and Reports................................. 24

                      Signatures........................................... 21

                      Certification of CEO................................. 22

                      Certification of CFO................................. 23

                      Exhibit 99.1......................................... 24

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ($ amounts in thousands)


                                                                            AT                    AT
                                                                       DECEMBER 31,           SEPTEMBER 30,
                                                                           2001              2002 UNAUDITED
                                                                           ----              --------------
                                                  ASSETS
Current assets:
     Cash and cash equivalents                                           $  2,794               $    716
     Available for sale securities                                            571                     --
     Accounts receivable trade, net                                        12,707                 13,528
     Inventory                                                             17,788                 16,143
     Other current assets                                                   1,056                  1,454
                                                                         --------               --------
         Total current assets                                              34,916                 31,841

     Property, plant and equipment, net                                    20,675                 18,941
     Goodwill, net                                                          1,626                     --
     Other assets                                                           1,155                    389
                                                                         --------               --------
         Total assets                                                    $ 58,372               $ 51,171
                                                                         ========               ========


                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                   $    543               $    494
     Accounts payable                                                      11,101                 12,142
     Accrued liabilities                                                    2,606                  3,420
     Income Taxes                                                              47                     --
                                                                         --------               --------
         Total current liabilities                                         14,297                 16,056

     Long-term debt                                                        42,507                 35,519
                                                                         --------               --------

         Total liabilities                                                 56,804                 51,575
                                                                         --------               --------

Shareholders' equity:
     First Series Preferred Shares, no par value, 50 votes per
         share, 3,000,000 authorized, 1,973,002 shares issued
         and outstanding                                                   16,590                    206
     Common stock, no par value, 15,000,000 authorized,
         14,043,600 shares issued and outstanding                           2,672                    125
     Accumulated other comprehensive income                                    76                     --
     Accumulated deficit                                                  (17,770)                  (735)
                                                                         --------               --------
         Total shareholders' equity                                         1,568                   (404)
                                                                         --------               --------

         Total liabilities and shareholders' equity                      $ 58,372               $ 51,171
                                                                         ========               ========



                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
             For the Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)

                                                                  PREDECESSOR           SUCCESSOR
                                                                    COMPANY              COMPANY
                                                                  THREE MONTHS        THREE MONTHS
                                                                      ENDED               ENDED
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                       2001               2002
                                                                       ----               ----
Net sales                                                           $  28,753           $ 27,861
Cost of goods sold                                                     26,280             24,268
                                                                    ---------           --------
Gross profit                                                            2,473              3,593
Selling, general and administrative expenses                            4,266              3,820
Other expense                                                              60                 45
Interest expense, net                                                     635                328
                                                                    ---------           --------

Income (loss) before income taxes                                      (2,488)              (600)
Income tax expense                                                         32                 93
                                                                    ---------           --------

Net income (loss)                                                   $  (2,520)          $   (693)
                                                                    =========           ========
Basic earnings (loss) per share:
         Common Shares                                              $   (0.02)          $  (0.01)
         First Series Preferred Shares                              $   (1.12)          $  (0.31)
Earnings (loss) per share assuming dilution:
         Common Shares                                              $   (0.02)          $  (0.01)
         First Series Preferred Shares                              $   (1.12)          $  (0.31)



                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)

                                                                                                       SUCCESSOR
                                                                          PREDECESSOR COMPANY           COMPANY
                                                                  --------------------------------   -------------
                                                                                     PERIOD FROM      PERIOD FROM
                                                                  NINE MONTHS         JANUARY 1,     JUNE 1, 2002
                                                                     ENDED          2002 THROUGH        THROUGH
                                                                  SEPTEMBER 30,         MAY 31,       SEPTEMBER 30,
                                                                      2001               2002             2002
                                                                      ----               ----             ----
Net sales                                                           $ 93,638           $ 52,126         $ 37,395
Cost of goods sold                                                    83,038             43,636           32,426
                                                                    --------           --------         --------

Gross profit                                                          10,600              8,490            4,969
Selling, general and administrative expenses                          13,366              6,794            5,118
Other (income) expense                                                    76               (152)              56
Interest expense, net                                                  2,358                694              437
                                                                    --------           --------         --------

Income (loss) before income taxes                                     (5,200)             1,154             (642)
Income tax expense                                                       146                 42               93
                                                                    --------           --------         --------

Net income (loss)                                                   $ (5,346)          $  1,112         $   (735)
                                                                    ========           ========         ========
Basic earnings (loss) per share:
         Common Shares                                              $  (0.05)          $   0.01         $  (0.01)
         First Series Preferred Shares                              $  (2.37)          $   0.49         $  (0.33)
Earnings (loss) per share assuming dilution:
         Common Shares                                              $  (0.05)          $   0.01         $  (0.01)
         First Series Preferred Shares                              $  (2.37)          $   0.49         $  (0.33)



                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)
                            ($ amounts in thousands)


                                                                       PREDECESSOR COMPANY
                                           -------------------------------------------------------------------------
                                                             NET INCOME FOR
                                                               THE PERIOD
                                                                  FROM                 SALE OF
                                            BALANCES AT        JANUARY 1,           AVAILABLE FOR        BALANCES AT
                                             DECEMBER         2002 THROUGH               SALE              MAY 31,
                                             31, 2001         MAY 31, 2002            SECURITIES            2002
                                            ------------     ---------------       ---------------       -----------
First Series Preferred Shares:
Shares Outstanding                             1,973,002                                                   1,973,002
Amount                                      $     16,590                                                 $    16,590

Common Stock:
Shares Outstanding                            14,043,600                                                  14,043,600
Amount                                      $      2,672                                                 $     2,672

Accumulated Other Comprehensive Income      $         76                               $ (76)                     --

Accumulated (Deficit)                       $    (17,770)        $ 1,112               $                     (16,658)
                                            ------------         -------               -----             -----------

Total Shareholders' Equity                  $      1,568         $ 1,112               $ (76)            $     2,604
                                            ============         =======               =====             ===========


                                                                   SUCCESSOR COMPANY
                                  ------------------------------------------------------------------------------------
                                                                                       NET LOSS FOR
                                                                                        THE PERIOD
                                                                                       FROM JUNE 1,
                                  BALANCES AT       INVESTMENT        PREDECESSOR      2002 THROUGH       BALANCES AT
                                    MAY 31,             NEW           SHAREHOLDER      SEPTEMBER 30,     SEPTEMBER 30,
                                     2002           SHAREHOLDERS      BASIS CHANGE         2002              2002
                                  ------------      ------------      ------------     -------------     -------------
First Series Preferred Shares:
Shares Outstanding                   1,973,002                                                               1,973,002
Amount                            $     16,590          $ 182          $  (16,566)                        $        206

Common Stock:
Shares Outstanding                  14,043,600                                                              14,043,600
Amount                            $      2,672          $  18          $   (2,565)                        $        125

Accumulated (Deficit)             $    (16,658)                        $   16,658         $ (735)         $       (735)
                                  ------------          -----          ----------         ------          ------------

Total Shareholders' Equity        $      2,604          $ 200          $   (2,473)        $ (735)         $       (404)
                                  ============          =====          ==========         ======          ============




                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     For the Nine Months ended September 30
                                   (Unaudited)
                            ($ amounts in thousands)

                                                                                                                       SUCCESSOR
                                                                                         PREDECESSOR COMPANY            COMPANY
                                                                                    ---------------------------       -------------
                                                                                                  PERIOD FROM          PERIOD FROM
                                                                                                 JANUARY 1, 2002       JUNE 1, 2002
                                                                                                    THROUGH             THROUGH
                                                                                                     MAY 31,          SEPTEMBER 30,
                                                                                      2001            2002                2002
                                                                                      ----            ----                ----
Cash flows from operating activities:
     Net income (loss)                                                              $ (5,346)       $  1,112             $  (735)
     Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
         Depreciation and amortization                                                 2,952           1,595               1,267
         Other                                                                           338             (76)                 --
     Changes in operating assets and liabilities:
              Available for sale securities                                               --             571                  --
              Accounts receivable                                                       (114)         (2,829)              2,008
              Inventory                                                                2,949           1,809                (164)
              Other current assets                                                       (98)           (535)                137
              Accounts payable                                                         2,568             727                 314
              Accrued liabilities and income taxes                                    (1,085)            290                (425)
                                                                                    --------        --------             -------
     Net cash provided by (used for) operating activities                              2,164           2,664               2,402

Cash flows from investing activities:
     Purchase of property and equipment                                                 (829)            (76)                (31)
     Proceeds from sale of assets                                                        191              --                  --
     Other                                                                               (17)             --                  --
                                                                                    --------        --------             -------
         Net cash used for investing activities                                         (655)            (76)                (31)

Cash flows from financing activities:
     Net payments under demand notes                                                  (1,400)         (5,202)             (1,786)
     Net repayments of revolving credit facility                                          --              --                  --
     Net borrowing under subordinated debt                                                --              --                  --
     Repayments of other debt                                                            (41)            (48)                 (1)
                                                                                    --------        --------             -------
         Net cash provided by (used for) financing activities                         (1,441)         (5,250)             (1,787)

Cash and cash equivalents:
     Net increase in cash                                                                 68          (2,662)                584
     Cash, beginning of period                                                           196           2,794                 132
                                                                                    --------        --------             -------
     Cash, end of period                                                            $    264        $    132             $   716
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

         In accounting for these transactions, the Company has applied purchase accounting as prescribed by Financial Accounting Standards Board Statement of Accounting Standards 141, Business Combinations and Accounting Principles Board Opinion 16 and Securities and Exchange Commission Staff Accounting Bulletin 54. Under this accounting method, the purchase price has been pushed down into the accompanying financial statements, with the difference between the purchase price and the sum of the fair value of tangible and identifiable assets acquired less liabilities assumed resulting in negative goodwill, which reduced the fair market value of property, plant and equipment recorded at June 1, 2002, by $1,735.

         The purchase price allocation has not been finalized at September 30, 2002, and the fair market value of property, plant and equipment and certain other employee benefit plan liabilities are based upon preliminary estimates. The company is in the process of obtaining third party valuations. Thus, the purchase price allocation is subject to refinement.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (based on the 95% proportional change in ownership):


                 ASSETS
                      Current assets                        $     33,238
                      PPE                                         20,063
                      Non-Compete                                    503
                                                            ------------
                                   Total Assets Acquired    $     53,804

                 LIABILITIES
                      Current Liabilities                   $     15,673
                      Long-term debt                              37,800
                      Predecessor Shareholder's basis                131
                                                            ------------
                               Total Liabilities Assumed    $     53,604

                                  New Shareholders Basis    $        200
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


                                                                           PERIOD FROM            PERIOD FROM
                                                                          JANUARY 1, 2001        JANUARY 1, 2002
                                                                              THROUGH                THROUGH
                                                                        SEPTEMBER 30, 2001        MAY 31, 2002
                                                                        ------------------       ---------------

        Reported income (loss)                                              $     (5,346)         $       1,112
        Add back:  Goodwill amortization                                             202                     --
        Adjusted income (loss)                                                    (5,144)                 1,112

        Basic and diluted earnings per common share:
             Income (loss)                                                  $      (0.05)         $        0.01
             Goodwill amortization                                                     --                    --
             Adjusted income (loss)                                                (0.05)                  0.01

        Basic and diluted earnings per First Series Preferred Share:
             Income (loss)                                                  $      (2.37)         $        0.49
             Goodwill amortization                                                   .09                     --
             Adjusted income (loss)                                                (2.28)                  0.49


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



C.       INVENTORY:

         Inventories by component are as follows:


                                                   DECEMBER 31, 2001          SEPTEMBER 30, 2002
                                                   -----------------          ------------------
         Raw materials                               $        4,957             $       4,255
         Work in process                                      1,356                     1,304
         Finished goods                                      10,119                     9,681
         Tooling                                              1,356                       903
                                                     --------------             -------------
                                                     $       17,788             $      16,143
                                                     ==============             =============

D.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment by component is as follows:


                                                   DECEMBER 31, 2001          SEPTEMBER 30, 2002
                                                   -----------------          ------------------
         Land                                        $         706              $         750
         Buildings                                           5,513                      4,848
         Machinery and equipment                            21,154                     13,304
         Furniture and fixtures                              1,397                      1,192
                                                     --------------             -------------
                                                            28,770                     20,094
              Less accumulated depreciation                 (8,095)                    (1,153)
                                                     --------------             -------------
                                                     $      20,675              $      18,941
                                                     ==============             =============

E.       ACCRUED LIABILITIES:

         Accrued liabilities consisted of the following:


                                                   DECEMBER 31, 2001          SEPTEMBER 30, 2002
                                                   -----------------          ------------------
         Accrued compensation                        $          285             $         440
         Accrued interest                                        94                        93
         Accrued employee benefits                            1,205                     1,846
         Accrued taxes                                          414                       372
         Other                                                  608                       669
                                                     --------------             -------------
                                                     $        2,606             $       3,420
                                                     ==============             =============

F.       DEBT:

         Debt consisted of the following:


                                                   DECEMBER 31, 2001          SEPTEMBER 30, 2002
                                                   -----------------          ------------------
        Revolving Credit Facility-Comerica Bank      $       27,000             $      20,500
        Notes Payable                                           975                       488
        Capitalized lease obligations                            55                         3
        Subordinated demand note                             15,000                    15,000
        Other                                                    20                        22
                                                     --------------             -------------
                                                     $       43,050             $      36,013
        Less:  Current portion                                  543                       494
                                                     --------------             -------------
                                                     $       42,507             $      35,519
                                                     ==============             =============

           JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)



         The Company has a $33,000 revolving credit facility with Comerica Bank (the "Comerica Facility") which matures February 1, 2003, and a $15,000 subordinated demand loan from ASC Incorporated, an affiliate of the Company. As Management expects the Comerica Facility to be renewed in February, 2003, it has been classified as long-term debt.

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

         The Company's $15,000 subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest was payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. The April 16, 2002 amendment to the Comerica Facility prohibited the payment of interest on the note. ASC Incorporated has agreed not to call the note through at least October 1, 2003. Further, the Comerica Facility prohibits any payments to ASC Incorporated at non-arm's length amounts without prior consent. The Company also has a $3,000 Revolving Line of Credit Note with ASC Incorporated. This Note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated. As of September 30, 2002, there were no advances made under this Note.

G.       INCOME TAXES:

         The Company's 0% effective tax rate for the three months ended September 30, 2002 is computed at regular tax rates, and reflects state and foreign income taxes related to the Company's profitable locations as well as an increase in the Company's valuation reserve.

H.       EARNINGS PER SHARE:

         The issuance of First Series Preferred Shares results in the Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128 -- Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class of stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the common stock. Shares outstanding for the computation of basic earnings per share were 14,043,600 common shares as of September 30, 2001, and September 30, 2002. The First Series Preferred Shares outstanding were 1,973,002 as of September 30, 2001 and September 30, 2002. Earnings per share assuming dilution requires the Company to use the treasury method for stock

           JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)


         options and warrants. The common stock options outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution.

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

         Information by operating segment for the three months ended September 30, 2002 and 2001 is summarized below:


                                                                     For The Three Months Ended September 30,
                                                                    ------------------------------------------
                                                                      Trim          Replacement
                                                                    Products           Parts            Total
                                                                    --------        -----------         -----
         Sales to unaffiliated customers
              2002                                                  $ 14,068          $ 13,793        $ 27,861
              2001                                                    14,360            14,393          28,753

         Segment profit (loss)
              2002                                                  $   (379)         $  1,424        $  1,045
              2001                                                    (1,369)              849            (520)

         Other charges
              2002                                                  $     --          $     45        $     45
              2001                                                        --                60              60

         Depreciation and amortization
              2002                                                  $    640          $    220        $    860
              2001                                                       652               223             875

         Segment assets
              September 30, 2002                                    $ 26,063          $ 22,453        $ 48,516
              December 31, 2001                                       31,127            23,448          54,575

         Expenditures for segment assets
              2002                                                  $      6          $      8        $     14
              2001                                                        78                24             102


           JPE, INC. (D/B/A ASCET INC AND ASC EXTERIOR TECHNOLOGIES)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (amounts in thousands, except share data)



         Information by operating segment for the nine months ended September 30, 2002 and 2001 is summarized below:

                                                                      For The Nine Months Ended September 30,
                                                                    ------------------------------------------
                                                                      Trim          Replacement
                                                                    Products           Parts            Total
                                                                    --------        -----------         -----
         Sales to unaffiliated customers
              January 1 to May 31, 2002                             $ 29,638          $ 22,488        $ 52,126
              June 1 to September 30, 2002                            19,337            18,058          37,395
              2001                                                    50,900            42,738          93,638

         Segment profit (loss)
              January 1 to May 31, 2002                             $  2,358          $  1,360        $  3,718
              June 1 to September 30, 2002                              (185)            1,758           1,573
              2001                                                    (1,056)            2,513           1,457

         Other charges (income)
              January 1 to May 31, 2002                             $   (207)         $     55        $   (152)
              June 1 to September 30, 2002                                --                56              56
              2001                                                        --                76              76

         Depreciation and amortization
              January 1 to May 31, 2002                             $  1,078          $    352        $  1,430
              June 1 to September 30, 2002                               856               290           1,146
              2001                                                     1,961               669           2,630

         Expenditures for segment assets
              January 1 to May 31, 2002                             $     59          $     17        $     76
              June 1 to September 30, 2002                                23                 8              31
              2001                                                       710                70             780


         A reconciliation of segment profit (loss) for reportable segments to income (loss) before taxes is as follows:


                                                      PREDECESSOR COMPANY                    SUCCESSOR COMPANY
                                         -------------------------------------------   -------------------------------
                                            Three Months     Nine Months  January 1,      June 1,       Three Months
                                                Ended           Ended       2002 to       2002 to           Ended
                                            September 30,   September 30,   May 31,    September 30,    September 30,
                                                2001            2001         2002           2002            2002
                                                ----            ----         ----           ----            ----
          Segment profit (loss)               $   (520)       $  1,457     $  3,718      $  1,573         $   1,045
          Other income (expense)                   (60)            (76)         152           (56)              (45)
          Corporate expense                     (1,273)          4,223       (2,022)       (1,722)           (1,272)
          Interest expense                        (635)         (2,358)        (694)         (437)             (328)
                                              --------        --------     --------      --------         ---------
          Income (loss) before taxes          $ (2,488)       $ (5,200)    $  1,154      $   (642)        $    (600)
                                              ========        ========     ========      ========         =========


         A reconciliation of segment assets to consolidated assets is as follows:


                                                                     December 31, 2001        September 30, 2002
                                                                     -----------------        ------------------

          Segment assets                                               $       54,575          $       48,516
          Corporate assets                                                      3,797                   2,655
                                                                       --------------          --------------
                                                                       $       58,372          $       51,171
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

RESULTS OF OPERATIONS

Management's discussion and analysis of the results of operations for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net sales for the quarter ended September 30, 2002 and 2001 were as follows (in thousands):

                                                  2001                       2002
                                                  ----                       ----
Trim Products                                 $    14,360               $    14,068
Replacement Parts                                  14,393                    13,793
                                              -----------               -----------
         Total                                $    28,753               $    27,861
                                              ===========               ===========

The sales decrease in the Trim Products segment is $292, or 2.0%. The decrease is due to the completion of product programs for which the Company was not awarded replacement business. The decrease in Replacement Parts sales of $600, or 4.2% is attributable to a decrease in heavy duty truck repair orders consistent with general market conditions in the overall heavy duty aftermarket industry.

Gross profit was $3,593, or 12.9% of sales for the three months ended September 30, 2002 compared to $2,473, or 8.6% of sales, for the same quarter last year.

The gross profit (loss) by segment is as follows (in thousands):


                                                 2001                      2002
                                                 ----                      ----
Trim Products                                 $     (858)               $       35
Replacement Parts                                  3,331                     3,558
                                              ----------                ----------

Total                                         $    2,473                $    3,593
                                             ===========                ==========

The gross profit percentage for the Trim Products segment was 0.2% and (6.0)% for the quarters ended September 30, 2002 and 2001, respectively. The increase in the gross profit percentage was primarily attributable to lower scrap rates, reduced freight costs, lower third party quality inspection costs, and higher labor efficiencies at the Dayton, Ohio operation.

The gross profit percentage of sales for the Replacement Parts segment was 25.8%, compared to 23.1% for the three months ended September 30, 2002 and 2001, respectively. The increase in the gross profit percentage reflects sales of higher margin products and improved manufacturing efficiencies.

Selling, general and administrative (SGA) expenses for the three months ended September 30, 2002 were $3,820 or 13.7% of sales compared to $4,266 or 14.8% of sales for the quarter ended September 30, 2001. Detail of SGA expenses for the three months ended September 30, 2002 and 2001 are as follows (in thousands):


                                     2001                      2002
                                     ----                      ----
Trim Products                 $           511            $          414
Replacement Parts                       2,482                     2,134
Corporate                               1,273                     1,272
                              ---------------            --------------
Total                         $         4,266            $        3,820
                              ===============            ==============


SGA expenses for the Trim Products segment was $414 or 2.9% of sales for the quarter ended September 30, 2002, compared to $511 or 3.6% of sales for the quarter ended September 30, 2001. The decrease in SGA expenses is attributable to reduced spending at the Dayton, Ohio operation.

The Replacement Parts segment's SGA expenses were $2,134 or 15.5% of sales and $2,482 or 17.2% of sales for the three months ended September 30, 2002 and 2001, respectively. The decrease in SGA expenses is due to reduced spending levels.

Corporate administrative costs for the three months ended September 30, 2002 and 2001 were $1,272 and $1,273, respectively.

Interest expense for the three months ended September 30, 2002 was $328, compared to $635 for the quarter ended September 30, 2001. The reduction in interest expense is primarily attributable to lower borrowing costs due to lower general interest rates in the United States and Europe as well as a reduction in total bank borrowing compared to the third quarter of 2001. Also, the April 16, 2002 amendment to the Comerica Facility prohibited the payment of interest on the $15,000 note to ASC Incorporated.

The Company's effective tax rate of 0% for the three months ended September 30, 2002, reflects regular tax rates and state and foreign income taxes related to the Company's profitable locations, as well as the effect from an increase in the valuation reserve.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales for the nine months ended September 30, 2002 and 2001 were as follows (in thousands):


                                     2001                      2002
                                     ----                      ----
Trim Products                 $        50,900            $       48,975
Replacement Parts                      42,738                    40,546
                              ---------------            --------------
Total                         $        93,638            $       89,521
                              ===============            ==============


The sales decrease in the Trim Products segment is $1,925, or 3.8%. The decrease is due to the completion of product programs for which the Company was not awarded replacement business. The decrease in Replacement Parts sales of $2,192, or 5.1% is attributable to a decrease in heavy duty truck repair orders consistent with general market conditions in the overall heavy duty aftermarket industry.

Gross profit was $13,459 or 15.0% of sales for the nine months ended September 30, 2002 compared to $10,600, or 11.3% of sales, for the same period last year.

The gross profit by segment is as follows (in thousands):


                                     2001                      2002
                                     ----                      ----
Trim Products                 $           529            $        3,462
Replacement Parts                      10,071                     9,997
                              ---------------            --------------
Total                         $        10,600            $       13,459
                              ===============            ==============


The gross profit percentage for the Trim Products segment was 7.1% and 1.0% for the nine months ended September 30, 2002 and 2001, respectively. The increase in the gross profit percentage was primarily attributable to lower scrap rates, reduced freight costs, lower third party quality inspection costs, and higher labor efficiencies at the Dayton, Ohio operation.

The gross profit percentage of sales for the Replacement Parts segment was 24.7%, compared to 23.6% for the nine months ended September 30, 2002 and 2001, respectively. The increase in the gross profit percentage reflects sales of higher margin products and improved manufacturing efficiencies.

Selling, general and administrative (SGA) expenses for the nine months ended September 30, 2002 were $11,912 or 13.3% of sales compared to $13,366 or 14.3% of sales for the nine months ended September 30, 2001. Detail of SGA expenses for the nine months ended September 30, 2002 and 2001 are as follows (in thousands):

                                     2001                      2002
                                     ----                      ----
Trim Products                 $         1,585            $        1,288
Replacement Parts                       7,558                     6.880
Corporate                               4,223                     3,744
                              ---------------            --------------
Total                         $        13,366            $       11,912
                              ===============            ==============



SGA expenses for the Trim Products segment was $1,288 or 2.6% of sales for the nine months ended September 30, 2002, compared to $1,585 or 3.1% of sales for the nine months ended September 30, 2001. The decrease in SGA expenses is attributable to reduced spending at the Dayton, Ohio operation.

The Replacement Parts segment's SGA expenses were $6,880 or 17.0% of sales and $7,558 or 17.7% of sales for the nine months ended September 30, 2002 and 2001, respectively. SGA for 2001 includes $214 of bad debt expense for the bankruptcy filing of a distribution customer. Without this item, SGA would have been $7,344 or 17.2% of sales. The lower expense in 2002 is due to reduced spending levels.

Corporate administrative costs for the nine months ended September 30, 2002 and 2001 were $3,744 and $4,223, respectively. SGA for 2001 includes $338 for the write off of a non-compete agreement for a former employee. Without this item, SGA would have been $3,885. The remaining decrease in 2002 is attributable to reduced spending levels.

Interest expense for the nine months ended September 30, 2002 was $1,131, compared to $2,358 for the same period last year. The reduction in interest expense is attributable to lower borrowing costs due to lower general interest rates in the United States and Europe as well as a reduction in total bank borrowing compared to the first nine months of 2001. Also, no interest expense was incurred in 2002 on the $15,000 note to ASC Incorporated as the April 16, 2002 amendment to the Comerica Facility prohibits payment of interest. These items offset the nonrefundable amendment and waiver fee paid to Comerica in April, 2002 of $187.5.

The Company's effective tax rate of 26.3% for the nine months ended September 30, 2002, reflects regular tax rates and state and foreign income taxes related to the Company's profitable locations, as well as the effect from an increase in the valuation reserve.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $5,066 in cash for the nine months ended September 30, 2002, primarily due to cash generated from net income plus the addback of depreciation and amortization and working capital management. Investing activities used $107 in cash for capital expenditures. Financing activities used $7,037 in cash, representing debt repayments.

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

In connection with the Comerica Facility, the Company signed a promissory note in the amount of $33,000, providing for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. For 2001 and through March 31, 2002, the Company's margin on prime based loans and Eurodollar loans was 1/4% and 2 1/4%, respectively. Eurodollar borrowings for 1 month to 6 months are permitted at the option of the Company. Advances under the Comerica Facility are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9,000), plus an overformula amount of $10,000. The overformula amount decreases semiannually over a four-year period. The initial reduction of $1,000 occurred on September 1, 2001. The second and third reductions of $1,250 each occurred on March 1, 2002, and September 1, 2002. All advances are fully secured by the Company's net assets.

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

As of September 30, 2001 and December 31, 2001, the Company was not in compliance with ratio covenants of the Comerica Facility. On April 16, 2002, the Company's Comerica Facility was amended, and the September 30, 2001 and December 31, 2001 defaults were waived. The Senior Debt to EBITDA ratio covenant was removed and the interest coverage ratio covenant was reset for 2002 year to date performance with June 30, 2002 as the first measurement date. Interest rates were reset based upon the interest coverage ratio using the Company's financial performance beginning January 1, 2002. For the period from April through September, 2002, the Company's margin on prime based loans and Eurodollar loans was 1 3/4% and 3 3/4%, respectively. The revolving credit commitment amount was decreased from $33,000 to $30,000 as the Company believes $30,000 is adequate for its liquidity requirements through the remaining term of the loan. In consideration of the amendments and waivers, the Company paid Comerica Bank a nonrefundable amendment and waiver fee of $187.5.

The Company's $15,000 subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. ASC Incorporated has agreed not to call the Note through at least October 1, 2003. Further, the Comerica Facilities prohibit any payments to ASC Incorporated at non arm's length amounts, without prior consent. The April 16, 2002 amendment to the Comerica Facility prohibits the Company from paying interest to ASC Incorporated on the $15,000 note.

Borrowings at September 30, 2002 under the Company's $30,000 revolving credit facility were $20,500, with unused borrowing capacity of $4,044 (based on the borrowing base advance restrictions). As Management expects the Comerica Facility to be renewed in February, 2003, it has been classified as long-term debt.

On February 7, 2001, concurrent with the execution of the Comerica Facility, the Company entered into a new $3,000 Revolving Line of Credit Note with ASC Incorporated. This Note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated. As of September 30, 2002, there were no advances made under this Note.

Together with internally generated cash flow, the Company believes the Comerica Facility and notes with ASC Incorporated are adequate to provide working capital funding during the course of the year, except in the event of a sustained cyclical downturn in the automotive industry.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company's sales volumes have remained steady during the last quarter of 2001 and throughout the first nine months of 2002. Although most underlying fundamentals remain strong, the impact of the OEM vehicle manufacturers to rebalance inventories, the continuance of rebates and reduced customer financing rates and the trend of retail sales and other uncertainties may adversely impact the Company's 2002 financial performance.

Furthermore, in the normal course of business the Company is subject to market exposures from changes in interest rates. The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's Comerica Facility provides for borrowing options at a prime-based rate or Eurodollar rate plus various interest rate margins dependent on the Company's financial performance. As such, future borrowings under the Comerica Facility are sensitive to changes in interest rates. At September 30, 2002, the weighted average interest rate of the $36.0 million debt was 3.2% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $1,131 for the nine months ended September 30, 2002. The potential increase in interest expense from a hypothetical 2% adverse change, assuming the September 30, 2002 debt was outstanding for the entire year, would be $410.

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

ITEM 4.       CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management , including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                           PART II. OTHER INFORMATION

              JPE, INC. (D/B/A ASCET AND ASC EXTERIOR TECHNOLOGIES)


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             A.   EXHIBITS:

                  99.1 Certification under Section 906 of Sarbanes-Oxley Act


             B.   REPORT ON FORM 8-K:

                  None.

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


                             JPE, Inc. d/b/a ASCET and ASC Exterior Technologies


                             By:      /s/ Robert A. Naglick
                                      --------------------------
                                      Robert A. Naglick
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)



Date: November 14, 2002

                                 CERTIFICATION

I, David L. Treadwell, Chief Executive Officer of JPE, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of JPE, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002                     /s/ David L. Treadwell
                                            -------------------------------
                                            David L. Treadwell
                                            Chairman and Chief Executive Officer

                                 CERTIFICATION

I, Robert A. Naglick, Vice President, Chief Financial Officer and Treasurer of JPE, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of JPE, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002                  /s/ Robert A. Naglick
                                         -------------------------------
                                         Robert A. Naglick
                                         Vice President, Chief Financial Officer
                                         and Treasurer