Form 10-K
period 2002-12-31
JPE INC
filed 2003-05-22
CIK 884637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

Commission File Number 0-22580
                                    JPE, INC.

INCORPORATED IN MICHIGAN           IRS EMPLOYER IDENTIFICATION NUMBER 38-2958730

                  1030 DORIS ROAD, AUBURN HILLS, MI 48326-2613
                                 (248) 232-1191

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF CLASS                                     EXCHANGE ON WHICH REGISTERED
--------------                                     ----------------------------
COMMON STOCK                                       NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2
Yes [ ] No [X]

Based on the closing price on June 30, 2002, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $92,000.

The number of shares of the Registrant's Common Stock outstanding at March 31, 2003 was 14,043,600.

                                TABLE OF CONTENTS

ITEM                                                                                              PAGE
----                                                                                              ----
        PART I

1.      Business                                                                                     3
2.      Properties                                                                                  16
3.      Legal Proceedings                                                                           16
4.      Submission of Matters to a Vote of Security Holders                                         16

        PART II

5.      Market for Registrant's Common Equity and Related Stockholder Matters                       17
6.      Selected Financial Data                                                                     18
7.      Management's Discussion and Analysis of Financial Condition and Results of Operations       20
7A.     Quantitative and Qualitative Disclosures About Market Risk                                  26
8.      Financial Statements and Supplementary Data                                                 27
9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        50

        PART III

10.     Directors and Executive Officers of the Registrant                                          51
11.     Executive Compensation                                                                      53
12.     Security Ownership of Certain Beneficial Owners and Management                              61
13.     Certain Relationships and Related Transactions                                              63

        PART IV

14.     Controls and Procedures                                                                     65

15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                             66

16.     Principal Accountant, Fees and Services                                                     67

        Signatures                                                                                  68

        Exhibit Index                                                                               73

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

The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result, among other things, of (i) customer pressures that could impact sales levels and product mix, including customer sourcing decisions, customer evaluation of market pricing on products produced by the Company and customer cost-cutting programs; (ii) operational difficulties encountered during the launch of major new Original Equipment Manufacturers ("OEM") programs; (iii) cyclical consumer demand for new vehicles; (iv) competition in pricing and new product development from larger companies with substantial resources; (v) the concentration of a substantial percentage of the Company's sales with a few major OEM customers; and (vi) labor relations at the Company and its customers and suppliers.

RECENT INFORMATION AND DEVELOPMENTS

BUSINESS CONDUCTED

The Company, through its operating subsidiaries, has been engaged for over ten years in the automotive industry as a supplier to the truck and trailer aftermarket and as a supplier to automotive Original Equipment Manufacturers and their direct suppliers. Until it was sold in February 2003, Dayton Parts, Inc. ("Dayton Parts") conducted the Company's aftermarket operation. Dayton Parts manufactured and distributed springs and spring-related products as well as a variety of other undercarriage replacement parts for trucks and trailers, consisting of suspension, brake, wheel-end and steering products. For a more detailed summary of the business conducted by Dayton Parts while it was a subsidiary of the Company, see " - General Information - Historical Information Concerning Dayton Parts, Inc." of this Item 1 below.

The Company's original equipment manufacturing group originally consisted of four operating subsidiaries: JPE Canada Inc. ("JPEC"), Industrial & Automotive Fasteners, Inc. ("IAF"), Starboard Industries, Inc. ("Starboard") and Plastic Trim, Inc. ("Plastic Trim"). JPEC and IAF were sold in 1999, and Starboard and its wholly-owned subsidiary, SAC Corporation, were merged with and into Plastic Trim in October 2002.

Plastic Trim manufactures extruded and injection molded plastic exterior trim products. The extruded products are manufactured primarily from polyvinyl chloride, or PVC, plastic that is extruded at high temperatures into parts of varying dimensions. The injection-molded parts are produced utilizing a thermo plastic olefin, or TPO, or PVC plastic compound that is injected into a product mold at high temperatures. These parts are assembled before being shipped to the customer. The parts are used primarily for decorative and styling purposes in the production of passenger cars, light trucks, minivans, and sport-utility vehicles. Plastic Trim primarily manufactures four products: (1) body side moldings, which serve aesthetic and functional purposes and are affixed to the side of a vehicle; (2) reveal moldings, which surround a vehicle's windshield and backlight glass and cover the gap between the edge of the glass and the car body; (3) fascia moldings which are bright or colored decorative inserts attached to plastic bumpers or claddings and are primarily aesthetic in nature; and (4) roof ditch moldings, which cover the welded roof joint, and are primarily aesthetic.

Starboard, which is now a division of Plastic Trim, manufactures decorative and functional exterior components. Starboard's primary manufacturing processes include roll forming, bending, pierce and end forming and co-extrusion of steel and PVC. Decorative and functional parts produced by Starboard are often plated, painted or heat-treated by third parties before final shipment to the customer. Starboard's decorative products are utilized as fascias, body side moldings, window trim, pillar appliques and wheel well trim. Functional parts are used as weather strip retainers and roof rack components and air dams.

For a more detailed summary of Plastic Trim's business, see "General Information" below.

RECENT DEVELOPMENTS

Acquisition of the Company by QP Acquisition #2, Inc. As of December 31, 2001, ASC Holdings, LLC ("ASC Holdings"), a Michigan limited liability company, directly and the Heinz C. Prechter estate, indirectly through ASC Holdings, owned a total of 9,441,420 common shares and 1,952,352.19 First Series Preferred Shares of the Company, constituting 95% of the outstanding voting securities of the Company. On May 30, 2002, QP Acquisition #2, Inc. ("QP Acquisition") acquired all of the Common Shares and Preferred Shares owned by ASC Holdings. The Common Shares and Preferred Shares acquired by QP Acquisition represent approximately 67.2% of the issued and outstanding Common Shares of the Company and approximately 98.9% of the issued and outstanding Preferred Shares of the Company. At the time QP Acquisition acquired the shares of the Company from ASC Holdings, as part of the acquisition by QP Acquisition and its affiliates of a significant amount of business assets from the Estate of Heinz C. Prechter, the Company was experiencing pre-tax losses and had incurred pre-tax losses since fiscal year 2000. For the years ended December 31, 2000, 2001, and 2002, the Company had pre-tax losses of $8,460,000 and $8,136,000, and a pre-tax income of $979,000, respectively. However, if the results of Dayton Parts are excluded, the Company had pre-tax losses of $9,430,000, $9,680,000, and $2,103,000, respectively, for such periods.

Under United States generally accepted accounting principles applicable to purchase accounting, negative goodwill of the Company was allocated to the fair value of the Company's fixed assets as a result of QP Acquisition's purchase of the Company. Also, approximately $15 million of subordinated debt to an affiliate of the Company was written down to its estimated realizable fair value of $3 million as a result of the transaction.

Divestiture of Dayton Parts, Inc. Throughout the Company's fiscal year ended December 31, 2002, the Company wholly owned and operated two subsidiaries:
Dayton Parts and Plastic Trim.

On February 28, 2003, Dayton Parts disposed of substantially all of its assets, pursuant to an Asset Purchase Agreement, dated as of February 7, 2003, by and among Dayton Parts, LLC ("DPLLC"), an affiliate of Gen Cap America, Inc. ("Gen Cap"), Dayton Parts and the Company. On March 1, 2003, the Company transferred to DPLLC all of the capital stock of Dayton Parts whose remaining significant asset was the capital stock of Brake, Axle & Tandem Company Canada, Inc. ("BATCO"), Dayton Parts' wholly-owned subsidiary, pursuant to a Stock Purchase Agreement dated as of February 7, 2003 by and among DPLLC, Dayton Parts and the Company. The aggregate purchase price, which was determined by arms' length negotiations between the Company and Gen Cap, was $18,500,000 in cash. Under the terms of a related escrow agreement, $1,850,000 of the purchase price will be held in escrow for potential indemnity claims until the one year anniversary of the closing date. The purchase price is subject to a standard post-closing adjustment to reflect changes in net working capital.

This Annual Report of the Company on Form 10-K includes certain historical financial information about Dayton Parts (see Item 8 - Financial Statements and Supplementary Data) and historical narrative information about Dayton Parts' business when it was a wholly owned subsidiary of the Company (see Item 1 - Historical Information Concerning Dayton Parts, Inc.).

Intended Disposition of Plastic Trim, Inc. and Plan of Dissolution. Plastic Trim, which is the Company's sole remaining subsidiary following the sale of Dayton Parts' assets discussed above, manufactures extruded and injection molded plastic exterior trim products. These operations constitute substantially all of the Company's business activities as of the date of filing of this Annual Report on Form 10-K.

On April 7, 2003, the Company executed a letter of intent/term sheet regarding the sale of substantially all of Plastic Trim's assets, and the Company's assets used in the business of Plastic Trim, including substantially all of its tangible property, such as equipment and furniture, to Plastic Trim Acquisition, LLC, an Ohio limited liability company ("Buyer"). The principal owners of Buyer are C. William Mercurio and John Keighley, former shareholders in, and executive officers of Plastic Trim. From and after that date, Buyer and the Company conducted active negotiations culminating in the execution of an Asset Purchase Agreement on April 28, 2003, which was subsequently amended and restated on May 14, 2003 and is attached to this Annual Report on Form 10-K as Exhibit 2.11 (the "Plastic Trim Purchase Agreement").

The Company expects that the transactions contemplated by the Plastic Trim Purchase Agreement will be completed during the first half of June 2003. Since the Company does not own any significant assets other than the capital stock of Plastic Trim and the related assets being sold in the transaction, the sale of Plastic Trim's assets and the related assets will also constitute a sale of substantially all of the Company's assets under Michigan law. A Plan of Dissolution (the "Plan of Dissolution") was adopted by the Board of Directors of the Company on April 24, 2003 and approved by the shareholders of the Company on April 29, 2003, effective on the 20th day following the day on which the Information Statement on Schedule 14C regarding the sale of Plastic Trim and the Plan of Dissolution (the "Information Statement") is mailed to the Company's stockholders. The Plan of Dissolution sets forth the Company's plan to wind up its affairs and dissolve following the liquidation of Plastic Trim's assets.

BACKGROUND OF RECENT DEVELOPMENTS

Reasons for the Sale of Dayton Parts and Plastic Trim and Plan of Dissolution. Shortly after QP Acquisition acquired shares of the Company from the Estate of Heinz C. Prechter, at the suggestion of QP Acquisition the Company engaged the investment banking firm of W.Y. Campbell & Company ("Campbell") to assist the Board of Directors in considering strategic alternatives for the Company in light of its history of an over-leveraged balance sheet and pre-tax losses. During July and August 2002, the Board of Directors of the Company determined that it would be in the best interests of the Company to consider a sale of the Company's operating subsidiaries, Dayton Parts and Plastic Trim, as the Board believed it would be extremely difficult to restore the Company to appropriate levels of leverage given the Company's history of losses and the financing climate.

As the sale of Dayton Parts in February 2003 and the anticipated sale of Plastic Trim described in this Annual Report on Form 10-K will leave the Company with substantially no assets with which to conduct any operations other than the winding down of its affairs, and as the purchase price of the sale of Plastic Trim's assets as well as the proceeds of the escrow established in connection with the sale of Dayton Parts which is expected to be distributed to the Company will be insufficient to satisfy all of the Company's existing debt obligations, the Board of Directors determined in April 2003 that it would be in the best interests of the Company to dissolve, provide for satisfaction of those debts it will be able to repay, wind down its affairs and cease operations as quickly as possible in order to prevent further losses.

As of the date of filing of this Annual Report on Form 10-K, the Company has approximately $5,437,000 in secured debt obligations to Comerica Bank and $487,500 in debt obligations to former owners of a business acquired in July 2000 by the Company, as well as a $15 million secured debt obligation to ASC, Incorporated ("ASC Incorporated"), an affiliate of QP Acquisition that was acquired by an affiliate of QP Acquisition on May 24, 2002 from the Estate of Heinz C. Prechter. The proceeds of the sale of Plastic Trim's and the Company's assets under the Plastic Trim Purchase Agreement (the "Sale of Assets") will be used to pay transaction expenses, to pay the secured debt to Comerica Bank and to pay the former owners referred to above. Any proceeds remaining from the Sale of Assets, together with any other proceeds received from the remaining Company assets, such as the escrow from the sale of Dayton Parts, will be used to pay the obligations of the Company, including a portion of the $15 million loan obligation of the Company to ASC Incorporated. THERE WILL NOT BE ANY ASSETS TO DISTRIBUTE TO SHAREHOLDERS OF THE COMPANY.

The Sale Process. In or about August 2002, Campbell began investigating a sale of Dayton Parts and of Plastic

Trim. Campbell conducted a sale process for Dayton Parts that resulted in the sale of the assets and stock of Dayton Parts in February 2003 for $18,500,000 in cash. As part of such sale process, Campbell contacted 52 potential acquirers, of which 31 executed confidentiality agreements and received offering materials describing Dayton Parts and its business. After reviewing the offering materials, 9 entities indicated interest and elected to conduct further due diligence, and two ultimately submitted indications of interest. Dayton Parts was sold to the acquirer whose indication of interest was higher than the other indication of interest. No Information Statement was submitted to shareholders in connection with the sale of Dayton Parts as no shareholder approval was required under Michigan law. Under Michigan law, a sale of assets does not require shareholder approval if a corporation retains a "significant continuing business activity." A "significant continuing business activity" is defined, under Michigan law, as a business activity representing at least 25% of total assets at the end of the most recently completed fiscal year, and 25% of either income from continuing operations before tax or revenues from continuing operations for that fiscal year, of the corporation and its subsidiaries on a consolidated basis. Plastic Trim's assets and revenues constituted, respectively, 60% of the assets and 54.5% of the revenue of the Company and its consolidated subsidiaries as at and for the fiscal year ending December 31, 2002.

In respect to the sale of Plastic Trim, commencing September 2002 Campbell contacted 132 potential acquirers. Of these potential acquirers, 37 executed confidentiality agreements and received offering materials describing Plastic Trim and its business. After reviewing the offering materials, 8 entities elected to conduct further due diligence (including attending management presentations and reviewing documents). After completion of further due diligence, two entities, including Buyer, remained interested in pursuing the transaction. These two entities submitted letters of intent/term sheets during the second half of March 2003. Over the ensuing few weeks, each of the two entities reduced their proposed purchase price as the Company results for the 2002 fiscal year were lower than expected.

On April 3, 2003, both letters of intent/term sheets were discussed by the Board of Directors of the Company who decided to pursue a transaction with Buyer. While the cash price offered by the other prospective acquirer was higher by $1,250,000, the Board of Directors of the Company chose to pursue the transaction with Buyer for several reasons. First, Buyer was willing to assume liabilities relating to the operation of the business of Plastic Trim and purchase the assets with only limited representations surviving the closing. The other prospective acquirer was not. The liabilities Buyer was willing to assume included up to $700,000 of unfunded pension liability, thereby effectively reducing the difference in the offer from $1,250,000 to $550,000 (as unfunded pension liability is expected to be at least $700,000 at closing of the Sale of Assets). The other prospective acquirer was also not willing to limit the breadth or coverage of the representations and warranties, while Buyer was willing to take the assets "as is, where is" with only limited representations surviving the closing (as described below under "Material Terms of Plastic Trim's Sale of Assets" and set forth more fully in the Plastic Trim Purchase Agreement).

In addition, the other prospective acquirer was not willing to commit to hire substantially all of Plastic Trim's employees, as Buyer was willing to do. Further, the other prospective acquirer was a portfolio company of a financial buyer. Based on advice of Campbell, as a result of conversations Campbell had with the other prospective acquirer, the Board of Directors believed that the prospective acquirer would have difficulty getting support from its financial sponsor to finance and complete the transaction. Further, even if the transaction could be financed, the prospective acquirer wanted at least 60 days before it would sign a definitive agreement.

By contrast, Buyer's principal owners, C. William Mercurio and John Keighley, had formerly been shareholders in, and executive officers of Plastic Trim, and the Company believed that Buyer would be able to move quickly to complete a transaction and Buyer committed to do so. In fact, because of the time needed for the Company to provide the Information Statement to its shareholders, Buyer required that the Company enter into a management agreement (the "Management Agreement") that would have allowed Buyer to operate the business pending the Company satisfying the requirements of Rule 14c-2 promulgated under Section 14 of the Securities Exchange Act of 1934. Buyer indicated that as it believed operational changes needed to be implemented as soon as possible, it would not proceed with the transaction unless the Management Agreement arrangement was agreed upon. Although, as described below, the requirement for a Management Agreement was subsequently deleted, this request was a factor in the Board of Directors belief that a transaction could be completed with Buyer in a timely manner. Further, the Board of Directors of the Company was advised by Campbell that Buyer had the financial resources to complete the transaction. The Buyer has represented to Company in the Plastic Trim Purchase Agreement that it has on hand or has access to the funds necessary to enable it to consummate the Sale of Assets and has provided the Company with a copy of a commitment letter from its lender for debt financing sufficient to complete the transaction.

Buyer is a recently formed Delaware limited liability company. Prior to closing the Sale of Assets, it will not, to the Company's knowledge, conduct any substantial business. To the Company's knowledge, C. William Mercurio owns a majority of the outstanding limited liability company membership interests in Buyer. Mr. Mercurio founded Plastic Trim in 1990 and served as its President from 1990 through 1997.

On April 7, 2003, Buyer and the Company executed a letter of intent/term sheet. From and after that date, Buyer and the Company conducted active negotiations culminating in the execution of an Asset Purchase Agreement on April 28, 2003. The parties subsequently amended the Asset Purchase Agreement as of April 30, May 2 and May 6, 2003, each time to permit the Buyer more time to complete its due diligence review of Plastic Trim and to permit Plastic Trim and the Company more time to prepare the disclosure schedules required to be delivered to Buyer. In addition, the Asset Purchase Agreement was amended and restated as of May 14, 2003 (and, in such form, is referred to in this Annual Report on Form 10-K as the Plastic Trim Purchase Agreement) (i) to restructure the post-closing mechanisms for adjusting the purchase price, and (ii) to delete provisions relating to the Management Agreement, which was no longer deemed necessary in light of the reduced time expected to elapse between the completion of Buyer's due diligence and the closing of the Sale of Assets.

The Company did not request or obtain a fairness opinion. The Board of Directors believes that Campbell conducted an exhaustive bidding process for Plastic Trim, that the resulting Sale of Assets represents the best transaction obtainable and that it is not in the best of interests of the Company to pay the significant expense involved in obtaining a fairness opinion.

MATERIAL TERMS OF PLASTIC TRIM'S SALE OF ASSETS

The following is a summary of the material terms of the sale of Plastic Trim's assets and the related assets to the Buyer. This summary is qualified in its entirety by reference to the Plastic Trim Purchase Agreement.

Sale of Assets; Excluded Assets; Purchase Price. At the closing under the Plastic Trim Purchase Agreement, the Company and Plastic Trim will sell, transfer and convey substantially all of their assets to Buyer, except for the following excluded assets: (a) all cash, investment securities, bank accounts, safe deposit boxes, prepaid insurance and the capital stock of Plastic Trim; (b) all claims for income tax refunds to the extent such refunds relate to periods ending on or prior to the closing of the Sale of Assets; (c) all corporate seals, articles of incorporation, minute books, stock books, tax returns and other records having to do with the corporate organization and capitalization of the Company, Plastic Trim and any predecessor organizations; (d) all rights that accrue or will accrue to the Company and Plastic Trim under the Plastic Trim Purchase Agreement; (e) any receivable of Plastic Trim from the Company or ASC Incorporated or the Company from Plastic Trim or ASC Incorporated; (f) any assets of the Company that do not relate to Plastic Trim or its business, including, without limitation, any rights or interests of the Company in connection with the sale of assets and stock of Dayton Parts, the capital stock of JPE Finishing, Inc. (an inactive subsidiary) and any assets used by the Company in running the holding company and not used in the business of Plastic Trim; (g) any agreements between the Company and employees on the Company's payroll and any agreements between the Company and any employee on Plastic Trim's payroll; (h) the tradename, trademarks and related intellectual property rights in respect to the names "JPE," "ASCET," and "ASC Exterior Technologies;" and (i) certain other assets specifically identified in the Plastic Trim Purchase Agreement.

In consideration of the sale of substantially all of the assets of the Company and Plastic Trim, Buyer will pay to Plastic Trim a purchase price equal to $8.75 million. Buyer made a $1 million earnest money deposit to Plastic Trim upon signing the Plastic Trim Purchase Agreement that will be applied toward the purchase price upon closing. This deposit is nonrefundable unless the Plastic Trim Purchase Agreement is terminated under certain circumstances as summarized in "Rights to Terminate Purchase Agreement" below and specified in the Plastic Trim Purchase Agreement. Upon closing, the deposit will be retained in an escrow account (the "Purchase Price Adjustment Escrow") to be applied toward the amount of the post-closing adjustment, if any, to be paid to Buyer.

Post-Closing Purchase Price Adjustment. Following the closing of the Sale of Assets, the purchase price will be adjusted based on the level of Plastic Trim's working capital as of the closing of the Sale of Assets, which takes into account the amount by which the unfunded pension liability under Plastic Trim's Hourly Employees Pension Plan exceeded $700,000 at April 30, 2003. At December 31, 2002, the unfunded pension liability was approximately $1,056,000 and is expected to have been approximately $1,050,000 at April 30, 2003. The net working capital amount at February 28, 2003 as computed for purposes of the Plastic Trim Purchase Agreement was $6,180,000. If the net working capital as of the closing date is less than $6,180,000 then Plastic Trim must pay the difference to Buyer. Such payment, if any, will be funded, first, out of the Purchase Price Adjustment Escrow and, second, out of the Company's and Plastic Trim's remaining funds. If the net working capital as of the closing date is greater than $6,180,000, then Buyer will pay to Plastic Trim an additional amount equal to the amount by which such net working capital exceeds $6,180,000.

Assumption of Liabilities. Buyer will assume all of the Company's and Plastic Trim's liabilities relating to the operation of the business of Plastic Trim except for: (i) liabilities for taxes; (ii) indebtedness for borrowed money;
(iii) any obligations to 16 salaried employees of Plastic Trim to whom Buyer has indicated it does not plan to offer employment (so long as Buyer does not hire such employees within 6 months of closing); (iv) liabilities of the Company that are unrelated to Plastic Trim's business, including any liabilities of the Company to the shareholders of the Company; (v) liabilities of Plastic Trim to the Company or ASC Incorporated, or of the Company to Plastic Trim or ASC Incorporated; (vi) obligations for customer mandated containment as described below in respect to the Company's indemnification obligations; and (vii) other excluded liabilities set forth in the Plastic Trim Purchase Agreement.

Covenant Not to Compete. For a period of one year following the closing of the Sale of Assets, Company and Plastic Trim cannot engage in the business of manufacturing or distributing plastic trim side moldings in the United States or Canada to original equipment manufacturers of motor vehicles.

Employment Offers to Plastic Trim Employees. Buyer must offer employment to all of Plastic Trim's employees except that Buyer may refuse to offer employment to up to 16 salaried employees of Plastic Trim whom Buyer has specified to Plastic Trim in writing. It is anticipated that the employees to whom Buyer does not offer employment will be terminated.

Exclusive Negotiation Period. The Company must refrain from negotiations with any other potential buyer of the stock or assets of Plastic Trim until Buyer and/or the Company terminates the Plastic Trim Purchase Agreement in accordance with its terms. This restriction is subject to the right of the Company to consider an unsolicited offer under certain circumstances as specified below in "Rights to Terminate Plastic Trim Purchase Agreement."

Conditions Precedent to Closing. The parties' obligations to close the Sale of Assets are subject to the satisfaction of certain conditions specified in the Plastic Trim Purchase Agreement. The conditions precedent to Buyer's obligation to close the Sale of Assets are as follows: (i) release on or prior to the closing of the Sale of Assets of all liens on Plastic Trim's assets securing indebtedness for borrowed money; (ii) the accuracy in all material respects of the Company's and Plastic Trim's representations and warranties in the Plastic Trim Purchase Agreement; (iii) the performance by the Company and Plastic Trim of covenants required to be performed by them under the Plastic Trim Purchase Agreement the failure to comply with which would reasonably be likely to cause Buyer damages in excess of $250,000; (iv) no order to restrain or prohibit the transactions under the Plastic Trim Purchase Agreement having been entered; (v) the receipt of certain material approvals, consents and permits by the parties; and (vi) Company and Plastic Trim delivering to the Buyer all deliveries necessary to effect the closing of the Sale of Assets. The conditions precedent to the Company's and Plastic Trim's obligations to close the Sale of Assets are as follows: (i) the accuracy in all material respects of Buyer's representations and warranties in the Plastic Trim Purchase Agreement; (ii) the performance by Buyer of all covenants required to be performed by it under the Plastic Trim Purchase Agreement the failure to comply with which would reasonably be likely to cause the Company and Plastic Trim damages in excess of $250,000; (iii) no order to restrain or prohibit the transactions under the Plastic Trim Purchase Agreement having been entered; (iv) the receipt of certain material approvals, consents and permits by the parties; and (v) Buyer delivering to the Company and Plastic Trim all deliveries necessary to effectuate the closing of the Sale of Assets, including the purchase price.

Representations and Warranties of the Company and Plastic Trim. The Company and Plastic Trim make certain representations and warranties in the Plastic Trim Purchase Agreement to Buyer concerning the Company's and Plastic Trim's business and assets, including, among other things, representations regarding contracts, financial statements, accounts receivable, inventory, title to real property and personal property, trademarks and other intellectual property, insurance policies, environmental matters, employee benefits, tax matters, labor relations, agreements or arrangements with affiliates, manufacturing defects, product warranties provided to customers, compliance with laws, rules and regulations, lawsuits involving Plastic Trim and the Company, and the conduct of Plastic Trim's business in the ordinary course since February 28, 2003. Specifically from the period starting March 1, 2003 through the closing of the Sale of Assets, Plastic Trim and the Company represent that there has been no material increase in compensation, no adoption or change to an employee benefit plan and no change in accounting methods, principles or practices. Except for the representations and warranties regarding taxes, environmental matters, ownership of assets and payment of brokers, none of the representations survive the closing of the Sale of Assets.

Indemnification Obligations of the Company and Plastic Trim. Subject to the limitations described below, the Company and Plastic Trim will jointly and severally indemnify and hold Buyer harmless against any liabilities, obligations, losses, damages, costs, charges or other expenses (collectively, "Damages") arising after the closing of the Sale of Assets and actually incurred by Buyer arising out of or as a result of:

(1) the inaccuracy of the Company's or Plastic Trim's representations or warranties relating to the ownership of Plastic Trim's real property, the ownership of the assets being transferred, taxes, environmental matters and broker's fees incurred by the Company or Plastic Trim in connection with the Sale of Assets (collectively, the "Surviving Representations");

(2) the breach or nonperformance of any covenant or agreement of the Company or Plastic Trim under the Plastic Trim Purchase Agreement or any other related agreement, such as the Company's and Plastic Trim's covenant not to compete and obligation to pay liabilities that are not assumed by Buyer;

(3) liability for income taxes of the Company or Plastic Trim for any period or periods ending on or before the closing of the Sale of Assets;

(4) liabilities and obligations of the Company or Plastic Trim under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") as a result of the Company or Plastic Trim being an ERISA affiliate of other persons; or

(5) customer mandated containment (which means Plastic Trim being required by a customer to hire and pay a third party contractor to inspect and repack parts) due to problems with parts produced by Plastic Trim prior to the closing of the Sale of Assets.

Limitations on Indemnification Obligations. The Company and Plastic Trim are not obligated to indemnify or hold harmless Buyer with respect to any Damages incurred by Buyer under clauses (2) or (5) above unless, until and then only to the extent that the aggregate amount of all Damages incurred by Buyer under clauses (2) and (5) above exceeds $500,000.

Furthermore, the aggregate amount for which the Company and Plastic Trim would be liable to Buyer under clauses (1), (2) and (5) above will not exceed $4,000,000. In addition, the Company and Plastic Trim will not be liable under clause (5) above for containment costs for a period of more than six (6) months after containment costs are mandated.

The Company and Plastic Trim will not be liable for indemnification obligations under the Plastic Trim Purchase Agreement if C. William Mercurio, who is the majority owner of Buyer, or certain other management executives of Buyer had actual knowledge on or prior to the closing of the Sale of Assets of the misrepresentation, breach of warranty or nonperformance or breach of covenant giving rise to the Damages.

Buyer may not make a claim relating to indemnification under clauses (1) through
(4) above after the expiration of the statute of limitations that would be applicable to an action brought by the appropriate person with respect to the matters forming the basis for such claim. Buyer cannot make any claim under clause (5) above at any time following 190 days after the closing of the Sale of Assets.

Rights to Terminate Plastic Trim Purchase Agreement. The parties have the right to terminate the Plastic Trim Purchase Agreement under the following circumstances:

(1) Buyer or the Company may terminate the Plastic Trim Purchase Agreement if the closing of the transactions contemplated by the Plastic Trim Purchase Agreement has not occurred on or before June 16, 2003;

(2) Prior to the closing of the Sale of Assets, Buyer may terminate the Plastic Trim Purchase Agreement if any representation or warranty of the Company or Plastic Trim made in the Plastic Trim Purchase Agreement is untrue or incorrect in any material respect or if the Company or Plastic Trim materially breaches its covenants or the other terms under the Plastic Trim Purchase Agreement;

(3) Prior to the closing of the Sale of Assets, the Company or Plastic Trim may terminate the Plastic Trim Purchase Agreement if any representation or warranty of Buyer made in the Plastic Trim Purchase Agreement is untrue or incorrect in any material respect or Buyer materially breaches its covenants or the other terms under the Plastic Trim Purchase Agreement; and

(4) The Company may terminate the Plastic Trim Purchase Agreement if: (a) the Board of Directors of the Company decides in the exercise of its fiduciary duties to accept an unsolicited offer that has been made by a third party to purchase all or substantially all of the assets or stock of the Company or Plastic Trim; (b) Buyer does not, within 96 hours after receiving written notice from the Company of such competing offer, make a written offer for the purchase of the Company or Plastic Trim, as applicable, that is at least as favorable to the shareholders of the Company from a financial point of view, as determined in good faith by the Board of Directors of the Company; and (c) the Company pays to Buyer a breakup fee equal to $437,500 plus actual documented out of pocket expenses of up to $150,000.

As of the date of the filing of this Annual Report on Form 10-K, Buyer has not terminated the Plastic Trim Purchase Agreement.

The $1,000,000 earnest money deposit would be returned to Buyer if the Plastic Trim Purchase Agreement is terminated under paragraphs (1), (2), or (4) above. The Company retains the deposit if Company terminates the Plastic Trim Purchase Agreement under paragraph (3) above.

Investment Banking Fees. The Company is required to pay Campbell a fee of $350,000 upon completion of the Sale of Assets and has agreed to indemnify Buyer against such liability.

PLAN OF DISSOLUTION

The Plan of Dissolution was adopted by the Board of Directors of the Company on April 24, 2003 and by the shareholders of the Company on April 29, 2003 (effective on the 20th day after the Information Statement is mailed to the Company's shareholders) by QP Acquisition executing a majority written consent of the Company's stockholders (the "Written Consent"). The material components of the Plan of Dissolution are summarized below. A copy of the Plan of Dissolution is attached to this Annual Report on Form 10-K as Exhibit 2.12.

Approval of the Board of Directors and Reasons for Adopting the Plan. The Board of Directors believes that it is in the best interests of the Company, its creditors and shareholders to implement the Plan of Dissolution and provide for payment of the Company's obligations. The Plan of Dissolution represents, in the Board's opinion, the most prudent way for the Company to discharge its known liabilities, to provide for contingent and unknown liabilities and to limit its exposure as a result of future business activities. The Board also believes that an orderly shutdown of its operations and dissolution will be more beneficial to the Company's creditors than would any available alternative thereto, including bankruptcy. Following dissolution, the Company will continue its corporate existence under the Michigan Business Corporation Act ("MBCA") solely for the purpose of engaging in activities appropriate to or consistent with the winding up of its business and affairs. This will permit the Company to take the steps necessary to discharge its liabilities. The Company will not be authorized to engage in any business activities other than those related to the winding-up of its affairs, thus limiting the Company's exposure for business activities unrelated to the winding up of the Company's business. THE COMPANY WILL NOT HAVE ANY FUNDS OR ASSETS AVAILABLE FOR DISTRIBUTION TO SHAREHOLDERS.

Principal Aspects of the Plan of Dissolution. The steps below will be completed at such times as the Board of Directors of the Company, in its absolute discretion, deems necessary, appropriate or advisable.

(a) A Certificate of Dissolution will be filed with the State of Michigan pursuant to the MBCA. The dissolution of the Company will become effective upon proper filing of the Certificate of Dissolution with the Department of State of the State of Michigan ("Dissolution Date"). The Company will continue to exist after the Dissolution Date for the purpose of closing its business, disposing of and conveying any remaining property, discharging its liabilities and making distributions to its shareholders of any remaining assets, but not for the purpose of continuing the business for which the Company was organized. As noted above, once the Company's liabilities are discharged, the Company will not have any funds or assets available for distribution to shareholders.

(b) The Company will continue to indemnify its officers, directors, employees and agents in accordance with its articles of incorporation and bylaws and any contractual arrangements for actions taken prior to adoption of the Plan of Dissolution and in connection with the Plan of Dissolution and the winding up of the affairs of the Company. The Board of Directors, in its absolute discretion, is authorized to obtain and maintain insurance as may be necessary, appropriate or advisable to cover the Company's indemnification obligations and the Board of Directors expects to do so.

(c) Under the MBCA, the Company is required, in connection with its dissolution, to pay or provide for payment of all of its liabilities and obligations. Following the Dissolution Date, the Company will pay, to the extent of its funds and assets available, all expenses and fixed and other known liabilities, or set aside as a contingency reserve assets that it believes to be adequate for payment thereof. The Plan of Dissolution allows the Board of Directors to establish a liquidating trust and designate the trustees of such trust.

The MBCA sets forth specific procedures that may be used by a dissolved corporation to dispose of known claims. A dissolved corporation may notify in writing its known creditors of the dissolution at any time after the Dissolution Date. Such notice must state a deadline, which may not be less than 6 months from the effective date of the notice, by which the dissolved corporation must receive the claim. Any claim against the dissolved corporation that is not tendered by the specified date is time barred and, following such date, generally may not be asserted against the dissolved corporation. This procedure applies only to known claims and specifically excludes a contingent liability or a claim based upon an event occurring after the Dissolution Date. The MBCA also provides, in general, that if publication is made in a newspaper of general circulation in the county in which the principal offices of the dissolved corporation is located, claims against the dissolved corporation will be barred unless the claimant commences a proceeding to enforce the claim against the dissolved corporation within one year after the publication date of the newspaper notice. The Company may take advantage of these statutory provisions to help minimize the Company's potential exposure for known and contingent claims against the Company, thereby increasing the potential return to known creditors and the potential, however remote, for a distribution to shareholders following the discharge of, or provision for, the Company's liabilities.

(d) Claims, liabilities and expenses from winding up the Company (including salaries, taxes, payroll and miscellaneous office expenses), will continue to occur during implementation of the Plan of Dissolution, and the Company anticipates that expenses for professional fees and other expenses of dissolution may be significant. These expenses will reduce the amount of assets, if any, available for ultimate distribution to shareholders.

NO PROCEEDS AVAILABLE FOR DIVIDEND OR DISTRIBUTION TO SHAREHOLDERS

THE COMPANY AND PLASTIC TRIM EXPECT TO USE ALL OF THE PROCEEDS FROM THE SALE OF ASSETS TO PAY LIABILITIES AND OBLIGATIONS OF THE COMPANY AND PLASTIC TRIM, INCLUDING INDEBTEDNESS FOR BORROWED MONEY, AND PAYMENT OF BONUSES TO CERTAIN EXECUTIVES AND EMPLOYEES OF THE COMPANY AND PLASTIC TRIM AND PAYMENT OF THE COSTS OF THE TRANSACTION, INCLUDING THE FEES OF COMPANY'S INVESTMENT BANKER. (A more detailed description of the liabilities being paid to an affiliate of the Company and the bonuses being paid to executives of the Company is set forth below in Part III, Item 11 under "Executive Compensation" and Part III, Item 13 under "Certain Business Relationships and Related Transactions"). AFTER THE REPAYMENT OF SUCH LIABILITIES AND OBLIGATIONS, THE COMPANY WILL NOT HAVE ANY PROCEEDS FROM THE SALE OF ASSETS AVAILABLE FOR DIVIDEND OR DISTRIBUTION TO THE SHAREHOLDERS OF THE COMPANY PURSUANT TO THE PLAN OF DISSOLUTION OR OTHERWISE.

VOTE REQUIRED

Under Michigan law, the sale of all or substantially all of the assets of a corporation and the adoption of a plan of dissolution may be approved at a meeting of the shareholders by the affirmative vote of shareholders owning a majority of the outstanding shares entitled to vote thereon. Michigan statutes provide further that if permitted by a corporation's articles of incorporation any action that is required to be taken, or that may be taken, at any annual or special meeting of shareholders of a Michigan corporation may be taken, without a meeting, without prior notice and without a vote, if a written consent, setting forth the action taken, is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize such action at a meeting at which all shares entitled to vote on the action were present and voted. The Company's articles of incorporation contain such a provision and as the shares owned by QP Acquisition represent 94.9% of the voting interests of the votes eligible to be cast in such matters, QP Acquisition's execution of the Written Consent is sufficient to approve the Sale of Assets and the Plan of Dissolution.

GENERAL INFORMATION

The following table sets forth information regarding the Company's sales for only the operating subsidiaries it owned as of December 31, 2002 in certain classes of similar products as percentages of net sales for the periods indicated.

                                                                             Percentage of Net Sales(1)
                                                                              Year ended December 31,
                                                                -------------------------------------------------
                                                                 2000                   2001                 2002
                                                                 ----                   ----                 ----
OEM (Original Equipment) Trim Products                           63.4%                  54.7%                54.4%
Aftermarket (truck and automotive replacement parts)             36.6%                  45.3%                45.6%
                                                                -----                  -----                -----
                                                                100.0%                 100.0%               100.0%
                                                                =====                  =====                =====

(1) See also Notes 9, 11, 15, and 16 of the Notes to Consolidated Financial Statements for additional operating subsidiary information.

The Company's OEM Trim Products group consists of two operations: Plastic Trim - Dayton and Plastic Trim - East Tawas. Plastic Trim - East Tawas manufactures and supplies luster, painted and co-extruded metallic decorative and functional exterior trim parts. Plastic Trim - Dayton manufactures and supplies decorative extruded plastic exterior trim. Plastic Trim - Dayton and Plastic Trim - East Tawas supply parts directly to OEMs and to suppliers which sell to OEMs ("Tier 1 suppliers") in automotive and light truck applications. These two operations represent the OEM Trim Products segment.

As previously indicated, Dayton Parts, the wholly owned subsidiary of the Company which comprised the Aftermarket segment, sold substantially all of its assets in February, 2003 and sold all of the capital stock of Dayton Parts to the same purchaser in March, 2003.

MANUFACTURING OPERATIONS

Plastic Trim - East Tawas manufactures decorative and functional exterior components. Plastic Trim - East Tawas's primary manufacturing processes include roll forming, bending, pierce and end forming, and co-extrusion of steel and PVC. Decorative and functional parts produced by Plastic Trim - East Tawas are often plated, painted or heat-treated by third parties before final shipment to the customer. Plastic Trim - East Tawas's decorative products are utilized as fascias, body side moldings, window trim, pillar appliques and wheel well trim. Functional parts are used as weather strip retainers and roof rack components and air dams.

Plastic Trim - Dayton manufactures extruded and injection molded plastic exterior trim products. The extruded products are manufactured primarily from PVC plastic that is extruded at high temperatures into parts of varying dimensions. The injection-molded parts are produced utilizing TPO or PVC plastic compound that is injected into a product mold at high temperatures. These parts are assembled before being shipped to the customer. The parts are used primarily for decorative and styling purposes in the production of passenger cars, light trucks, minivans, and sport-utility vehicles. Plastic Trim - Dayton manufactures four primary products: (1) body side moldings, which serve aesthetic and functional purposes and are affixed to the side of a vehicle; (2) reveal moldings, which surround a vehicle's windshield and backlight glass and cover the gap between the edge of the glass and the car body; (3) fascia moldings which are bright or colored decorative inserts attached to plastic bumpers or claddings and are primarily aesthetic in nature; and (4) roof ditch moldings, which cover the welded roof joint, and are primarily aesthetic. During the second half of 1999, Plastic Trim - Dayton consolidated certain labor intensive finishing operations in-house, which were previously performed by third-party subcontractors. Thereafter, the Company discovered that these efforts resulted in a dramatic increase in scrap rates and labor costs, and deteriorating quality standards, which resulted in the Company's decision to reverse this consolidation during the first quarter of 2000.

MARKETING, DISTRIBUTION AND CUSTOMERS

The Company's OEM business supplies products to domestic OEMs either directly or through Tier 1 suppliers. For the year ended December 31, 2002, 54.4% of the Company's net sales (for only the operating subsidiaries the Company owned as of December 31, 2002) were to OEM or Tier 1 customers. Net sales (for only the operating subsidiaries the Company owned as of December 31, 2002) to significant customers for the year ending December 31, 2002 were as follows:

            General Motors                                              32.5%
            DaimlerChrysler Corporation                                 18.3%

No other OEM or Tier 1 customer accounts for more than 3% of the Company's net sales.

The Company works directly with its customers, including the three major U.S. automobile manufacturers, to design and develop products to satisfy market demands. Most of the parts the Company produces have lead times of one to four years from product award to production. The Company has been awarded new business for each of the 2003-2005 model years. Because the Company's OEM business supplies its customers on a "just-in-time" basis and ships its products when orders are received in the aftermarket business, it does not currently maintain a backlog.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Company derives substantially all of its revenue from external customers that are domiciled in the United States. In its last three fiscal years, the Company's sales in the United States and in foreign countries taken as a whole are as follows:

                                      2000                   2001                   2002
                                      ----                   ----                   ----
           United States           $121,200,000           $104,400,000          $103,200,000
           Foreign                   17,500,000             17,800,000            12,500,000

SEASONALITY

The OEM business experiences seasonal fluctuations that are consistent with those of other OEM suppliers. The Company typically experiences decreased sales and operating income from its OEM business during the second half of each year due to OEM model changeovers and vacation periods

COMPETITION

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

SUPPLIERS AND RAW MATERIALS

The principal raw materials used by Plastic Trim - East Tawas in its manufacturing operations are various types and grades of steel, all of which are readily available. The principal raw materials used by Plastic Trim - Dayton are acrylic foam tape, paint, PVC, and thermo plastic olefin (TPO) compounds, all of which are readily available.

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

GOVERNMENTAL REGULATIONS

The Company is subject to various federal, state, provincial and local laws and regulations relating to the operation of its businesses and the manufacture of its products, including those relating to product safety guidelines; generation, handling and disposal of waste; discharge and emission controls; and protection of health, safety and the environment. These laws include the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act in the United States, together with implementing regulations and similar state laws and regulations. These laws and regulations govern the manner in which the Company handles various wastes, discharges, emissions and environmental conditions at or attributable to its operations or facilities.

Operations at some of the Company's facilities have been and continue to be sources of emissions and discharges of various materials, including air emissions from coating and painting operations and discharges of process wastewaters. For example, various Company facilities have been the sites of releases of hazardous substances, mineral spirits, fuel and quench oils and, possibly, other materials. Some of these materials remain at and about the sites of these facilities. In addition, at various Company facilities, substances have been and currently are used that are classified as hazardous under RCRA or as pollutants, contaminants or hazardous, toxic or regulated substances under other applicable laws. The parties from whom the Company acquired its operations have, to various degrees, agreed to limited indemnification of the Company against some environmental claims under the various acquisition agreements with the Company, but there can be no assurance that these indemnities will be adequate to cover all liabilities and expenses that may arise. Although the Company does not know the amounts of any liabilities or expenses it may incur in the future in connection with the investigation or remediation of materials or conditions in connection with the control of emissions and discharges at its facilities, it does not believe that these liabilities and expenses will have a material adverse effect on its financial condition or results of operations.

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

EMPLOYEES

The Company had a total of approximately 677 employees on December 31, 2002, 7 of whom were located in Canada. Approximately 219 employees were represented by labor unions, all of whom are employed at the Company's Plastic Trim - Dayton facility. Following the divestiture of Dayton Parts in February, 2003, the Company has 430 total employees.

HISTORICAL INFORMATION CONCERNING DAYTON PARTS, INC.

Prior to the sale of Dayton Parts' assets in February 2003 as discussed in "Recent Developments" above in this Part I, the Dayton Parts business represented the Truck and Automotive Replacement Parts segment. Dayton Parts manufactured and distributed springs and spring-related products and distributed a variety of other undercarriage replacement parts for the heavy-duty truck and trailer aftermarket, consisting of suspension, brake, wheel-end and steering products. These products required heating, trimming, bending and final heat treatment prior to assembly and painting. This manufacturing process is similar to the methods used by the OEM spring manufacturers.

Approximately 35% of Dayton Parts' sales were related to products manufactured at its plant in Harrisburg, Pennsylvania. Other products sold by Dayton Parts were purchased from third party manufacturers. Dayton Parts sold products to the truck and trailer parts independent aftermarket under the brand names "Stanley Springs," "Dayton Parts" and "BATCO."

While owned by the Company, the aftermarket business was subject to minor seasonal fluctuations, with demand for aftermarket parts tending to be higher in the second and third quarters, because end-users tend to make more vehicle repairs at those times.

Dayton Parts used its own sales force to sell products for heavy and medium-duty trucks and trailers throughout the continental United States, Mexico, Central America and parts of Canada to approximately 1,200 customers. Although most of Dayton Parts' products are for the repair and maintenance needs of heavy and medium-duty trucks, trailers and mobile equipment, Dayton Parts also sold some products for light-duty trucks. In addition to on-the-road trucks and trailers, Dayton Parts distributed undercarriage replacement parts for specialty vehicles such as garbage trucks, cement trucks, construction equipment and farm equipment.

Dayton Parts sold its products primarily to spring service shops, fleet distributors, manufacturers of specialty vehicles, warehouse distributors and wheel and rim distributors. These outlets in turn sell parts to local truck fleets, redistribute parts to smaller outlets such as local repair garages or install the parts themselves on the end-users' vehicles.

ITEM 2. PROPERTIES

The following list indicates by location the principal manufacturing, distribution and administrative facilities of the Company following the sale of Dayton Parts previously described. All owned U.S. facilities are subject to liens under the Company's existing financing arrangement with Comerica Bank:

                                                              Building Size
                                                           (Approximate Square       Owned or
    Primary Use of the Facility         Location                  Feet)                Leased         Segment
    ---------------------------         --------                  -----                ------         -------
Corporate headquarters                Auburn Hills, MI            3,018                 Leased      Corporate
Manufacturing                         East Tawas, MI            100,000                 Owned       Trim Products
and administrative
Manufacturing                         Beavercreek, OH           105,000                 Owned       Trim Products
and administrative

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Through August 5, 1998, the Company's Common Stock traded on the NASDAQ National Market tier of The NASDAQ Stock MarketSM under the symbol "JPEI." From that date forward the Company's Common Stock has been and continues to trade on the OTC Bulletin Board. The following table indicates the high and low sale prices for the Company's Common Stock as reported on the OTC Bulletin Board for the last two years. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                  MARKET PRICE
                               -----------------------------------------------
           QUARTER                      2001                      2002
           -------             --------------------         ------------------
                               HIGH             LOW         HIGH           LOW
                               ----             ---         ----           ---
           First               $0.09           $0.03        $0.03         $0.01
           Second               0.07            0.02          .04          .005
           Third                0.03            0.03         .018          .005
           Fourth               0.03            0.01         .012          .002

On March 31, 2003, there were approximately 129 holders of record of the Company's Common Stock.

The Company has never declared or paid any dividends on shares of Common Stock or First Series Preferred Shares and has no intention of declaring or paying any dividends on shares of Common Stock or First Series Preferred Shares in the foreseeable future as it does not have the financial resources to do so. In fact, the Company intends to dissolve after the completion of the Sale of Assets and the Company will not have any funds or assets available for distribution to shareholders.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

The selected financial data presented below, as of and for the periods ended December 31, 1998, May 27, 1999 and December 31, 1999, 2000 and 2001, May 31,
2002 and December 31, 2002 are derived from the Company's audited financial statements, and should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere in this Report on Form 10-K (the "Company's Financial Statements"). The selected financial data set forth below should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K. The selected financial data set forth below is not indicative of the expected future financial results of the Company, because the data includes information regarding the earnings and assets of discontinued operations of the Company including Dayton Parts, the assets of which were sold in February, 2003 (see "Recent Developments" in Item 1 above). Furthermore, as noted in "Recent Developments" in Part I, Item 1 above, the Company intends to sell substantially all of Plastic Trim's assets and wind down and dissolve the business of the Company.

                                         PREDECESSOR COMPANY                       SUCCESSOR COMPANY                  NEW SUCCESSOR
                                      --------------------------    -----------------------------------------------   -------------
                                                      JANUARY 1,
                                                         1999         MAY 28,                            JANUARY 1,      JUNE 1,
                                                       THROUGH         1999                                  2002,         2002
                                        YEAR ENDED      MAY 27,      THROUGH           YEAR ENDED         THROUGH        THROUGH
                                       DECEMBER 31,      1999       DECEMBER 31,       DECEMBER 31,        MAY 31,     DECEMBER 31,
                                           1998        RESTATED        1999          2000        2001       2002           2002
                                           ----        --------        ----          ----        ----       ----           ----
Income statement data:
Net Sales                               $101,050(1)        $-0-(1)    $88,081       $87,912    $66,791     $29,638       $33,303

Cost of goods sold                         98,117           -0-        73,448        82,766     66,068      26,555        31,266

            Gross profit                    2,933           -0-        14,633         5,146        723       3,083         2,037
                                                                                                                              --
Charge for subsidiaries under court
ordered protection                         28,490            --            --            --         --          --            --
                                                                                                                              --
Loss on sale of subsidiary                  5,190            --            --            --         --          --            --
                                                                                                                              --
Affiliate companies' (income) loss          1,713        (8,680)           --            --         --          --            --

Interest expense, net                      13,085         2,859         2,766         2,969      1,512         214           173

   Income (loss) from continuing
      operations before income taxes
      and extraordinary item              (60,193)        4,689        (2,201)       (9,430)    (9,680)        329        (2,432)

Discontinued operations                     5,588(2)      1,454(2)      2,166(2)        970(2)   1,544(2)      815(2)      2,267(2)

Net income (loss)                        $(53,570)      $21,990         $(110)      $(9,585)   $(8,075)     $1,112         $(175)

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA) continued:

                                    PREDECESSOR COMPANY                        SUCCESSOR COMPANY                    NEW SUCCESSOR
                                    -------------------     ----------------------------------------------------    -------------
                                                JANUARY 1,
                                                  1999,                                               JANUARY 1,
                                                 THROUGH        MAY 28,                                  2002,         JUNE 1,
                                 YEAR ENDED      MAY 27,         1999             YEARS ENDED          THROUGH          2002
                                  DEC. 31,        1999      THROUGH DEC. 31,        DEC. 31,            MAY 31,    THROUGH DEC. 31,
                                    1998        RESTATED         1999          2000        2001         2002             2002
                                    ----        --------         ----          ----        ----         ----             ----
Earnings (loss) per share
  from continuing
   operations before
   extraordinary item
   assuming dilution:
    Common Shares                 $ (12.86)    $   1.25      $     --         $  (0.08)   $  (0.07)      0.01            0.00
    First Series Preferred
     Shares                             --           --         (0.05)           (4.23)      (3.58)      0.49           (0.08)
Balance sheet data at end
 of period:
  Total assets                      76,974       79,498        78,905           67,595      58,654     55,354          36,914
  Short-term debt                   84,492       66,261        45,877              611         543        495          23,338
  Long-term debt (excluding
  current maturities)                   50(3)        46(3)        246(3)        43,952      42,507     37,304              19(3)


1. Effective in 1998, and through May 27, 1999 - the date on which each of ASC Holdings and Kojaian Holdings LLC acquired 47.5% of the outstanding voting securities of the Company and the Company's bank lenders at the time acquired 1% of the outstanding voting securities of the Company (the "Investment Transaction") - the Company used the equity method of accounting for certain subsidiaries from the dates of their respective bankruptcy filings. As such, their assets and liabilities are netted in the balance sheet caption "Investment in Affiliate Companies," which totaled $14,661 at December 31, 1998, and $37,561 as of May 27, 1999,
         the date of the Investment Transaction. The results of operations during the bankruptcy period are shown in the caption, "Affiliate companies' (income) loss."

2. Discontinued Operations: Reflects the results of IAF of $1,364 and $214 for the year ended December 31, 1998 and the period ended May 27, 1999 and the results of Dayton Parts, Inc. of $4,224, $1,240, $2,166, $970, $1,544, $815 and $2,267 for the year ended December 31, 1998, the periods ended May 27, 1999 and December 31, 1999, the year ended December 31, 2000 and 2001 and the periods ended May 31, 2002 and December 31, 2002, respectively.

3. Long-term debt reflects the classification of the Company's outstanding debt as current in the amounts of $84,492, $66,261, $45,877 and $23,338 at December 31, 1998, May 27, 1999, December 31, 1999 and December 31, 2002, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto to assist in understanding the Company's results of operations, its financial position, cash flows, capital structure and other relevant financial information.

RECENT INFORMATION

See discussion under "Recent Information and Developments" under "Item 1 - Business" of this Form 10-K.

RESULTS OF OPERATIONS

Due to the sale of Dayton Parts, Inc., on February 28, 2003, the Replacement Parts segment has been presented in the accompanying financial statements as Discontinued Operations. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to the Continuing Operations. The following presentation of results of operations has been separated between segments, with the Trim Products segment treated as Continuing Operations in the accompanying financial statements and the Replacement Parts segment treated as Discontinued Operations. The operations of the segments were unaffected by the May 30, 2002 acquisition of the Company by QP Acquisition, although the basis of the assets in the accompanying financial statements were changed as of the acquisition date in accordance with FAS141 "Business Combinations." Consequently, management has discussed full year results on a combined basis for both the Trim Products and Replacement Parts segments because such presentation is necessary to an understanding of each segment's financial condition, changes in financial condition, and results of operations.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net sales for business segments comprising the Company's operating locations for the years ended December 31, 2002 and 2001 were as follows (in thousands):

                                   2001           2002         $ Change      % Change
                                   ----           ----         --------      --------
Trim Products                   $ 66,791        $ 62,941       $(3,850)        (5.8)%
Replacements Parts                55,379          52,723        (2,656)        (4.8)
                                --------        --------       -------         ----
Total                           $122,170        $115,664       $(6,506)        (5.3)%

The decrease in Trim Products sales of $3,850, or 5.8%, is related to the completion of product programs for which the Company has not been awarded replacement business, a decrease in customer orders on specific product programs and the impact of customer negotiated price concessions. The decrease in Replacement Parts sales of $2,656, or 4.8%, is attributable to a decrease in heavy duty truck repair orders consistent with general market conditions in the overall heavy duty aftermarket industry.

Gross profit for business segments comprising the Company's operating locations for the years ended December 31, 2001 and 2002 was as follows (in thousands):

                          2001     % of Applicable Net Sales        2002      % of Applicable Net Sales
                          ----     -------------------------        ----      -------------------------
Trim Products           $   723             1.1%                  $ 5,120                 8.1%
Replacements Parts       13,067            23.6                    13,174                25.0
                        -------            ----                   -------                ----
Total                   $13,790            11.3%                  $18,294                16.1%

The gross profit percentage for the Trim Products segment was 1.1% and 8.1% for the years ended December 31, 2001 and 2002, respectively. The increase in the gross profit percentage was primarily attributable to lower scrap rates, reduced freight costs, lower third-party quality inspection costs, and higher labor efficiencies at the Dayton, Ohio operation. Also, depreciation expense was lower by $700,000 due to the $12 million write-down of plant, property, and equipment under purchase accounting related to the reduction in value of the ASC subordinated demand note.

The gross profit percentage for the Replacement Parts segment was 23.6% and 25.0% for the years ended December 31, 2001 and 2002, respectively. The increase in gross profit percentage reflects sales of higher margin products and improved manufacturing efficiencies.

Selling, general and administrative expenses (SGA) for business segments comprising the Company's operating locations were as follows (in thousands):

                          2001            % of Applicable Net Sales         2002        % of Applicable Net Sales
                          ----            -------------------------         ----        -------------------------
Trim Products            $ 1,889                       2.8%                $ 1,555                 2.5%
Replacements Parts        10,068                      18.2                   8,832                16.8
Corporate                  5,324                       4.4                   5,488                 4.7
                         -------                      ----                 -------                ----
Total                    $17,281                      14.1%                $15,875                13.7%

SGA for the Trim Products segment was $1,889 or 2.8% of segment sales for 2001 and $1,555 or 2.5% of segment sales for 2002. The decrease in SGA expenses is attributable to headcount reductions and reduced spending at the Dayton, Ohio operation.

SGA for the Replacements Parts segment was $10,068 or 18.2% of segment sales for 2001 and $8,832 or 16.8% of segment sales for 2002. SGA for 2001 includes $214 of bad debt expense for the bankruptcy filing of a distribution customer. Without this item, SGA would have been $9,854 or 17.8% of sales. The lower expense in 2002 is due to reduced spending levels.

Corporate administrative costs were $5,324 or 4.4% of Company sales for 2001 and $5,488 or 4.7% of Company sales for 2002. The increase in corporate administrative costs is the result of higher payroll-related costs.

Other income for 2002 was $56, which is primarily due to a gain on the sale of non-productive machinery and equipment.

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

Interest expense for 2001 was $2,880 compared to $1,434 for 2002. The reduction in interest expense for 2002 is primarily due to no interest being incurred in 2002 on the $15,000 note to ASC Incorporated as the April 16, 2002 amendment to the Comerica Facility prohibits payment of interest. Also, interest rates were lower in the United States and Europe, as well as a reduction in total bank borrowing compared to 2001. These items offset the amendment and waiver fee paid to Comerica in April, 2002 of $187.5.

Income tax expense (benefit) for 2001 and 2002 was $(61) and $42, respectively. The income tax benefit for 2001 of $61 is due to the reversal of state income taxes in 2000 of approximately $184.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net sales for business segments comprising the Company's operating locations for the years ended December 31, 2001 and 2000 were as follows (in thousands):

                                   2000               2001       $ Change         % Change
                                   ----               ----       --------         --------
Trim Products                     $ 87,912        $ 66,791       $(21,121)         (24.0)%
Replacements Parts                  50,797          55,379           4,582           9.0
                                  --------        --------       --------          -----
Total                             $138,709        $122,170       $(16,539)         (11.9)%

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

Gross profit for business segments comprising the Company's operating locations for the years ended December 31, 2001 and 2000 was as follows (in thousands):

                           2000          % of Applicable Net Sales         2001        % of Applicable Net Sales
                           ----          -------------------------         ----        -------------------------
Trim Products              $ 5,146                  5.9%                $   723                 1.1%
Replacements Parts          12,285                 24.2                  13,067                23.6
                           -------                 ----                 -------                ----
Total                      $17,431                 12.6%                $13,790                11.3%

The gross profit percentage for the Trim Products segment was 5.9% and 1.1% for the years ended December 31, 2000 and 2001, respectively. The decrease in gross profit as a percentage of sales is the result of lower overhead burden absorption due to lower sales and the impact of customer negotiated price concessions.

The gross profit percentage for the Replacement Parts segment was 24.2% and 23.6% for the years ended December 31, 2000 and 2001, respectively. The decrease in gross profit as a percentage of sales is the result of selling price reductions required to meet competitive market pricing and sales of lower margin products.

Selling, general and administrative expenses (SGA) for business segments comprising the Company's operating locations were as follows (in thousands):

                                               % of Applicable Net
                                      2000             Sales            2001         % of Applicable Net Sales
                                      ----             -----            ----         -------------------------
Trim Products                        $ 5,269              6.0%         $ 1,889                 2.8%
Replacements Parts                     9,627             19.0           10,068                18.2
Corporate                              5,340              3.8            5,324                 4.4
                                     -------             ----          -------                ----
Total                                $20,236             14.6%         $17,281                14.1%

SGA for the Trim Products segment was $5,269 or 6.0% of segment sales for 2000 and $1,889 or 2.8% of segment sales for 2001. The decrease in SGA is attributable to the elimination of the sales commission to MB Associates, Inc. ("MB Associates") of $1,724 as a result of the purchase of its net assets during 2000, and the subsequent inclusion of the salaries and administrative expenses of the former MB Associates sales representatives as corporate SGA. The remaining decrease in SGA is attributable to the headcount reductions and reduced spending at the Beavercreek, Ohio operation.

SGA for the Replacements Parts segment was $9,627 or 19.0% of segment sales for 2000 and $10,068 or 18.2% of segment sales for 2001. The decrease in SGA as a percentage of Replacement Parts segment sales is the result of increased sales for Replacement Parts in 2001.

Corporate administrative costs were $5,340 or 3.8% of Company sales for 2000 and $5,324 or 4.4% of Company sales for 2001. As a result of the purchase of the net assets of MB Associates on July 1, 2000, corporate administrative costs for 2000 include six months of salaries and administrative expenses of the former MB Associates sales representatives, while corporate administrative costs for 2001 include a full year of these salaries and administrative expenses. This increase in corporate administrative costs in 2001 is, however, offset by headcount reductions and reduced spending at the Company's Corporate Office. The increase in corporate administrative costs as a percentage of Company sales is the result of decreased Company sales in 2001.

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

Interest expense for 2000 was $4,646 compared to $2,880 for 2001. The reduction in interest expense for 2001 reflects lower borrowing costs of the new bank credit facility executed during February 2001, as well as a reduction in total bank borrowing due to the subordinated debt funding, which carries a lower interest rate than bank borrowing.

Income tax expense (benefit) for 2000 and 2001 was $1,125 and $(61), respectively. The income tax benefit for 2001 of $61 is due to the reversal of state income taxes in 2000 of approximately $184.

Income tax expense for 2000 is attributable to the Company's inability to deduct amortization of goodwill associated with the Investment Transaction as well as an increase in the Company's valuation reserve of $1 million to eliminate deferred taxes recorded at May 27, 1999, in connection with the Investment Transaction.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $5,423 in cash for the year ended December 31, 2002. Investing activities used $109 in cash for the year ended December 31, 2002, due to capital expenditures. Financing activities used $7,693 in cash, representing debt repayments.

Prior to February 7, 2001, the Company's principal source of liquidity was a $56.3 million demand loan from Comerica Bank which was available to fund daily working capital needs in excess of internally generated funds. On February 7, 2001, the Company entered into a new $33 million revolving credit facility with Comerica Bank (the "Comerica Facility"), which matured February 1, 2003, and has been extended until June 1, 2003. The $56.3 million demand loan from Comerica Bank was terminated on February 7, 2001. Concurrent with the execution of the Comerica Facility, the Company received a $15 million subordinated demand loan from ASC Incorporated, an affiliate of the Company, which repaid $15 million of the Company's $56.3 million demand loan from Comerica Bank.

In connection with the Comerica Facility, the Company signed a promissory note in the amount of $33 million, providing for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. For 2001 and through March 31, 2002, the Company's margin on prime based loans and Eurodollar loans was -1/4% and 2-1/4%, respectively. Eurodollar borrowings for 1 month to 6 months were permitted at the option of the Company. Advances under the Comerica Facility were subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9 million), plus an overformula amount of $10 million. The overformula amount was subject to decrease semiannually and no longer exists. The initial reduction of $1 million occurred on September 1, 2001. The second and third reductions of $1.25 million each occurred on March 1, 2002 and September 1, 2002. All advances are fully secured by the Company's net assets.

Required covenants under the Comerica Facility include submission of monthly and annual financial statements and annual financial projections during a prescribed period. Quarterly financial covenants included an interest coverage ratio for 2001 to date performance commencing September 30, 2001, and a Senior Debt to EBITDA ratio no greater than 5 to 1 as of December 31, 2001. Both covenants excluded the effect of the $15 million subordinated demand note from ASC Incorporated. In addition, the payment of dividends is prohibited by the terms of the Comerica Facility.

As of September 30, 2001 and December 31, 2001, the Company was not in compliance with ratio covenants of the Comerica Facility. On April 16, 2002, the Company's Comerica Facility was amended, and the September 30, 2001 and December 31, 2001 defaults were waived. The Senior Debt to EBITDA ratio covenant was removed and the interest coverage ratio covenant was reset for 2002 year to date performance with June 30, 2002 as the first measurement date. Interest rates were reset based upon the interest coverage ratio using the Company's financial performance beginning January 1, 2002. The revolving credit commitment amount was decreased from $33 million to $30 million as the Company believed $30 million was adequate for its liquidity requirements through the remaining term of the loan. In consideration of the amendments and waivers, the Company paid Comerica Bank a nonrefundable amendment and waiver fee of $187,500.

On February 28, 2003, the Company's Comerica Facility was amended and extended. The revolving credit commitment amount was decreased from $30 million to $9 million from the proceeds of the sale of Dayton Parts, Inc. The amended Comerica Facility matures June 1, 2003 and provides for borrowing options at a prime-based rate plus a margin of 2%. Eurodollar borrowings are not permitted. Advances are subject to a borrowing base restriction equal to 75% of eligible trade receivables, 40% of eligible inventory (up to $2.5 million) and must maintain at all times availability of at least $.5 million. The interest coverage ratio covenant was removed. In consideration of the amendment, the Company paid Comerica Bank a nonrefundable amendment fee of $.2 million. Although the Company is currently discussing with Comerica a possible extension of the Comerica Facility beyond June 1, 2003, it has not yet reached any agreement with Comerica on an extension. There is no guarantee that the Comerica Facility can be extended. If it is not, there is no guarantee that additional financing, if any, will be available after the June 1, 2003 Comerica Facility maturity.

The Company's $15 million subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. Further, the Comerica Facilities prohibits any payments to ASC Incorporated at non arm's length amounts, without prior consent. The April 16, 2002 amendment to the Comerica Facility prohibited the Company from paying interest to ASC Incorporated on the $15 million note. If ASC Incorporated were to call the demand note, the Company would be required to seek substitute subordinated debt financing to repay the principal and interest accrued on the demand note. In such instance, there is no guarantee that the Company would be able to obtain substitute subordinated debt financing on favorable terms or at all, in which case the Company would be forced into bankruptcy since it does not have enough cash to repay the amounts currently due under the demand note. The $15 million face value note to ASC Incorporated was reduced to its fair market value of $3 million under purchase accounting on May 31, 2002.

Borrowings at December 31, 2002 under the Company's then existing $30 million revolving credit facility were $20 million, with unused borrowing capacity of $3.9 million (based on the borrowing base advance restrictions).

The Company intends to complete the sale of Plastic Trim, use the proceeds to completely repay the Comerica Facility, and use any remaining proceeds to pay its other liabilities, including a portion of the ASC Incorporated subordinated note. After the sale of Plastic Trim, the Company intends to liquidate any remaining assets, wind down its affairs and dissolve in accordance with the Plan of Dissolution. See "Plan of Dissolution" in Item 1 above.

In the event that the sale of Plastic Trim cannot be completed prior to June 1, 2003 and the Comerica Facility is not extended beyond June 1, 2003, there is no guarantee that the Company will have enough cash to continue as a going concern after June 1, 2003.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued Statement No. 145-Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 14, and Technical Correction, Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and Statement No. 148, Accounting for Stock Based

Compensation - Transition and Disclosure. Management does not believe the effects of the adoption of the provisions of these accounting standards will have a material effect on the financial statements of the Company.

KNOWN UNCERTAINTIES, EVENTS AND TRENDS

As discussed in "Recent Information and Developments" in Item 1 above, in February, 2003 the Company and Dayton Parts sold substantially all of the assets relating to the Dayton Parts business and on May 14, 2003 the Company entered into the Plastic Trim Purchase Agreement for the sale of substantially all of the assets relating to the Plastic Trim business. It is anticipated that the sale of Plastic Trim will be completed during the first half of June 2003. Since the assets of Plastic Trim comprise substantially all of the assets remaining in the Company, the Company will proceed to wind down its operations and dissolve in accordance with a Plan of Dissolution following completion of the sale of Plastic Trim. Consequently, the Company's operations will eventually cease and the net sales, revenues and income from operations of the Company will be significantly reduced in the fiscal year ended December 31, 2003 as compared to previous periods.

SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are more fully described in Note 2 of the consolidated financial statements. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

Purchase Price Allocation. The Company was acquired by QP Acquisition on May 31, 2002. The assets and liabilities of the Company were restated at that date to reflect fair market value, assuming that JPE will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company sought protection from its creditors under bankruptcy laws.

Long-Lived Assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. The dynamic economic environment in which our business operates and the resulting assumptions used to estimate future cash flows impact the outcome of all impairment tests.

Pension Benefits. The Company maintains a defined benefit plan for its hourly employees at the Beavercreek, Ohio operation. For financial reporting purposes, net periodic pension and other postretirement benefit costs are calculated based upon a number of actuarial assumptions including discount rate, rate of return on assets and certain demographic data. Each of these assumptions is based on Company judgment, considering all known trends and uncertainties. Any future changes to the discount rate will impact future net periodic pension expense. Actual asset returns for our pension plans significantly below our assumed rate of return would result in higher net periodic expense in future years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The sale of Dayton Parts, the lack of liquidity, and the impact of the OEM vehicle manufacturers' efforts to rebalance inventories, as well as the continuance of rebates, reduced customer financing rates, and the trend of retail sales and other uncertainties, may adversely impact the Company's 2003 financial performance.

Furthermore, in the normal course of business the Company is subject to market exposures from changes in interest rates. The Company's variable interest expense is sensitive to changes in the general level of United States interest rates. The Company's Comerica Facility provides for borrowing options at a prime-based rate plus a 2% interest rate margin. As such, future borrowings under the Comerica Facility are sensitive to changes in interest rates. At December 31, 2002, the Company's debt included $20 million under the Comerica Facility and $15 million of face value of the subordinated demand note to ASC Incorporated. The subordinated note to ASC Incorporated was reduced to its fair market value of $3 million under purchase accounting on May 31, 2002. The weighted average interest rate of the $23 million debt was 5.4% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $1.4 million for the year ended December 31, 2002. The potential increase in interest expense from a hypothetical 2% adverse change, assuming the December 31, 2002 debt was outstanding for the entire year, would be $460 thousand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    JPE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----
Report of Independent Auditors                                                                       28

Consolidated Balance Sheets as of December 31, 2001 and 2002                                         29

Consolidated Statements of Operations                                                                30
      For the Years Ended December 31, 2000 and 2001 and the
      Period January 1, 2002 through May 31, 2002 (PREDECESSOR COMPANY)
      and For the Period June 1, 2002 through December 31, 2002 (SUCCESSOR COMPANY)

Consolidated Statements of Shareholders' Equity                                                      31
      For the Years Ended December 31, 2000 and 2001 and the
      Period January 1, 2002 through May 31, 2002 (PREDECESSOR COMPANY)
      and For the Period June 1, 2002 through December 31, 2002 (SUCCESSOR COMPANY)

Consolidated Statements of Cash Flows                                                                33
      For the Years Ended December 31, 2000 and 2001 and the
      Period January 1, 2002 through May 31, 2002 (PREDECESSOR COMPANY)
      and For the Period June 1, 2002 through December 31, 2002 (SUCCESSOR COMPANY)

Notes to Consolidated Financial Statements                                                           34

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders of JPE, Inc.

We have audited the accompanying consolidated balance sheets of JPE, Inc. (d/b/a ASCET Inc. and ASC Exterior Technologies) as of December 31, 2002 (Successor) and 2001 (Predecessor), and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from June 1, 2002 to December 31, 2002 (Successor) and the period from January 1, 2002 to May 31, 2002, and for each of the two years ended December 31, 2001 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPE, Inc. at December 31, 2002 (Successor) and 2001 (Predecessor), and the consolidated results of its operations and its cash flows for the period from June 1, 2002 to December 31, 2002 (Successor) and the periods from January 1, 2002 to May 31, 2002 and for each of the two years ended December 31, 2001 (Predecessor), in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that JPE, Inc. will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred losses from continuing operations in each of the past three years. Additionally, the Company's current bank agreement expires on June 1, 2003. These conditions raise substantial doubt about JPE, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As more fully described in the notes to the consolidated financial statements, effective May 31, 2002, an investment was made in the Company in exchange for a voting equity interest of 95%. In accordance with Financial Accounting Standards Board No. 141., Business Combinations, the Company's assets, liabilities, and new capital structure have been adjusted to reflect estimated fair values as of June 1, 2002. As a result, the consolidated financial statements as of December 31, 2002 and for the period from June 1, 2002 to December 31, 2002 are not comparable to the Company's predecessor consolidated financial statements.


                                          /s/   Ernst & Young, LLP


Detroit, Michigan
March 6, 2003, except for notes 1 and 6,
As to which the date is
April 30, 2003

                                    JPE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 at December 31,
                    (amounts in thousands, except share data)
                                 --------------
                                     ASSETS

                                                                                      PREDECESSOR         SUCCESSOR
                                                                                          2001              2002
                                                                                          ----              ----
Current assets:
      Cash and cash equivalents                                                         $  2,794         $    415
      Available for sale securities                                                          571               --
      Accounts receivable, net of allowance for doubtful accounts of $121 and $81 at December 31, 2001
            and 2002, respectively                                                         6,690            6,405
      Inventory                                                                            7,987            3,184
      Other current assets                                                                 1,027              994
      Assets held for sale, discontinued operations, net                                  23,127           24,733
                                                                                        --------         --------
            Total current assets                                                          42,196           35,731

Property, plant and equipment, net                                                        14,844              877
Goodwill, net                                                                                459               --
Other assets                                                                               1,155              306
                                                                                        --------         --------
            Total assets                                                                $ 58,654         $ 36,914
                                                                                        ========         ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

      Current portion of long-term debt                                                 $    543         $ 23,338
      Accounts payable                                                                     7,036            4,640
      Accrued liabilities                                                                  1,898            3,228
      Accrued liabilities, discontinued operations                                         5,102            5,993
                                                                                        --------         --------
            Total current liabilities                                                     14,579           37,199

Long-term debt                                                                            42,507               19
                                                                                        --------         --------
            Total liabilities                                                             57,086           37,218
                                                                                        --------         --------
Shareholders' equity (deficit):
      First Series Preferred Shares, no par value, 50 votes per share,
             3,000,000 authorized, 1,973,002
            shares issued and outstanding at December 31, 2001 and 2002,
                respectively                                                              16,590              206
      Common stock, no par value, one vote per share, 15,000,000 authorized, 14,043,600 shares issued
            and outstanding at December 31, 2001 and 2002, respectively                    2,672              125
      Accumulated other comprehensive income (expense)                                        76             (460)
      Accumulated deficit                                                                (17,770)            (175)
                                                                                        --------         --------
            Total shareholders' equity (deficit)                                           1,568             (304)
                                                                                        --------         --------
            Total liabilities and shareholders' equity (deficit)                        $ 58,654         $ 36,914
                                                                                        ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                                    JPE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (amounts in thousands, except share data)
                                 --------------

                                                                              PREDECESSOR COMPANY                   SUCCESSOR
                                                                 ---------------------------------------------      ---------
                                                                  FOR THE           FOR THE         JANUARY 1         JUNE 1
                                                                 YEAR ENDED        YEAR ENDED        THROUGH          THROUGH
                                                                  DECEMBER          DECEMBER         MAY 31,         DECEMBER
                                                                  31, 2000          31, 2001           2002           31, 2002
                                                                  --------          --------           ----           --------
Net sales                                                           $ 87,912         $ 66,791         $ 29,638         $ 33,303
Cost of goods sold                                                    82,766           66,068           26,555           31,266
                                                                    --------         --------         --------         --------
      Gross profit                                                     5,146              723            3,083            2,037
Selling, general and administrative expenses                          10,598            7,213            2,747            4,296
Other expense (income)                                                 1,009            1,678             (207)               0
Interest expense, net                                                  2,969            1,512              214              173
                                                                    --------         --------         --------         --------
Income (loss) from continuing operations before income taxes          (9,430)          (9,680)             329           (2,432)
Income tax expense (benefit)                                           1,125              (61)              32               10
                                                                    --------         --------         --------         --------
Income (loss) from continuing operations                             (10,555)          (9,619)             297           (2,442)
Discontinued operations:
      Income from operations of Dayton Parts                             970            1,544              815            2,267
                                                                    --------         --------         --------         --------
Net income (loss)                                                   $ (9,585)        $ (8,075)        $  1,112         $   (175)
                                                                    --------         --------         --------         --------
Earnings (loss) per share from continuing operations
            Common Shares                                           $  (0.09)        $  (0.09)        $   0.00         $  (0.02)
            First Series Preferred Shares                              (4.68)           (4.27)            0.13            (1.08)
Earnings per share from discontinued operations
            Common Shares                                           $   0.01         $   0.01         $   0.01         $   0.02
            First Series Preferred Shares                               0.43             0.69             0.36             1.01
Basic earnings (loss) per share:

      Common Shares                                                 $  (0.08)        $  (0.07)        $   0.01         $   0.00
      First Series Preferred Shares                                    (4.23)           (3.58)            0.49            (0.08)
Earnings (loss) per shares assuming dilution:

      Common Shares                                                 $  (0.08)        $  (0.07)        $   0.01         $   0.00
      First Series Preferred Shares                                    (4.23)           (3.58)            0.49            (0.08)

The accompanying notes are an integral part of the consolidated financial statements.

                                    JPE, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                              For the periods ended
                    (amounts in thousands, except share data)


                                                             PREDECESSOR COMPANY
                                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                  ----------------------------------------------------------------------------
                                                                                    NET LOSS
                                                                                    FOR THE
                                   BALANCE AT      INVESTMENT     SHAREHOLDERS    PERIOD ENDED     BALANCE AT
                                   JANUARY 1,       FROM NEW         BASIS        DECEMBER 31,    DECEMBER 31,
                                      2000        SHAREHOLDERS       CHANGE           2000            2000
                                  ------------    ------------    ------------    ------------    ------------
Warrants:
Warrants Outstanding                   422,601                                                         422,601
Amount                            $        293                                                    $        293

First Series Preferred Shares:
Shares Outstanding                   1,973,002          20,692                                       1,993,694
Amount                            $     16,590    $        180                                    $     16,770

Common Stock

Shares Outstanding                  14,043,600                                                      14,043,600
Amount                            $      2,379                                                    $      2,379

Accumulated (Deficit)             $       (110)                                   $     (9,585)   $     (9,695)
                                  ------------    ------------    ------------    ------------    ------------

Total Shareholders' Equity        $     19,152    $        180    $          0    $     (9,585)   $      9,747
                                  ============    ============    ============    ============    ============

                                                                               PREDECESSOR COMPANY
                                                                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                  ------------------------------------------------------------------------------------------
                                                                                    NET LOSS       UNREALIZED
                                                   REDEMPTION                        FOR THE        GAIN ON
                                   BALANCE AT          OF                         PERIOD ENDED     AVAILABLE     BALANCE AT
                                   JANUARY 1,     SHAREHOLDER      EXPIRATION     DECEMBER 31,      FOR SALE    DECEMBER 31,
                                      2001         INTERESTS       OF WARRANTS        2001         SECURITIES       2001
                                  ------------    ------------    ------------    ------------    ------------  ------------
Warrants:
Warrants Outstanding                   422,601                        (422,601)
Amount                            $        293                    $       (293)                                 $

First Series Preferred Shares:
Shares Outstanding                   1,993,694         (20,692)                                                    1,973,002
Amount                            $     16,770    $       (180)                                                 $     16,590

Common Stock:
Shares Outstanding                  14,043,600                                                                    14,043,600
Amount                            $      2,379                             293                                         2,672

Accumulated Other

Comprehensive Income              $         --                                                    $         76  $         76

Accumulated (Deficit)             $     (9,695)                                   $     (8,075)                 $    (17,770)
                                  ------------    ------------    ------------    ------------    ------------  ------------

Total Shareholders' Equity        $      9,747    $       (180)   $          0    $     (8,075)   $         76  $      1,568
                                  ============    ============    ============    ============    ============  ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    JPE, INC.

       CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                              For the Periods Ended
                            ($ amounts in thousands)


                                                       PREDECESSOR COMPANY
                                  ------------------------------------------------------------
                                                   NET INCOME
                                                    FOR THE
                                                  PERIOD FROM       SALE OF
                                  BALANCES AT      JANUARY 1,      AVAILABLE       BALANCES AT
                                  DECEMBER 31,    2002 THROUGH      FOR SALE         MAY 31,
                                      2001        MAY 31, 2002     SECURITIES         2002
                                  ------------    ------------    ------------    ------------
First Series Preferred Shares:
Shares Outstanding                   1,973,002                                       1,973,002
Amount                            $     16,590                                    $     16,590

Common Stock:
Shares Outstanding                  14,043,600                                      14,043,600
Amount                            $      2,672                                    $      2,672

Accumulated Other Comprehensive

Income (Expense)                  $         76                    $        (76)             --

Accumulated (Deficit)             $    (17,770)   $      1,112    $               $    (16,658)
                                  ------------    ------------    ------------    ------------

Total Shareholders' Equity        $      1,568    $      1,112    $        (76)   $      2,604
                                  ============    ============    ============    ============


                                                                      SUCCESSOR COMPANY
                                  ------------------------------------------------------------------------------------------
                                                                                    NET LOSS
                                                                                    FOR THE
                                                                                  PERIOD FROM
                                                                                  JUNE 1, 2002
                                   BALANCES AT     INVESTMENT      PREDECESSOR       THROUGH                    BALANCES AT
                                     MAY 31,           NEW         SHAREHOLDER    DECEMBER 31,      PENSION     DECEMBER 31,
                                      2002        SHAREHOLDERS    BASIS CHANGE        2002          EXPENSE         2002
                                  ------------    ------------    ------------    ------------    ------------  ------------
First Series Preferred Shares:
Shares Outstanding                   1,973,002                                                                     1,973,002
Amount                            $     16,590    $        182    $    (16,566)                   $             $        206

Common Stock:
Shares Outstanding                  14,043,600                                                                    14,043,600
Amount                            $      2,672    $         18    $     (2,565)                   $             $        125

Accumulated other

Comprehensive Income (Expense)    $          0    $          0    $          0                    $       (460) $       (460)

Accumulated (Deficit)             $    (16,658)                   $     16,658    $       (175)   $             $       (175)
                                  ------------    ------------    ------------    ------------    ------------  ------------

Total Shareholders' Equity
(Deficit)                         $      2,604    $        200    $     (2,473)   $       (175)   $       (460) $       (304)
                                  ============    ============    ============    ============    ============  ============


                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                                    JPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the periods ended
                             (amounts in thousands)


                                                                         PREDECESSOR COMPANY                    SUCCESSOR
                                                            ----------------------------------------------     ------------
                                                            FOR THE YEAR     FOR THE YEAR      JANUARY 1          JUNE 1
                                                               ENDED            ENDED           THROUGH          THROUGH
                                                            DECEMBER 31,     DECEMBER 31,       MAY 31,        DECEMBER 31,
                                                                2000            2001             2002             2002
                                                            ------------     ------------     ------------     ------------
Cash flows from operating activities:
   Net income (loss)                                        $     (9,585)    $     (8,075)    $      1,112     $       (175)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                 2,646            3,048            1,245              734
     Write-down of subsidiaries' assets                            1,009              772               --               --
     Charge for impairment of Goodwill                                --            1,735               --               --
     Other                                                          (136)             (13)             (76)             401
     Changes in operating assets and liabilities:
       Available for sale securities                                  --             (571)             571               --
       Accounts receivable                                         4,985            2,004           (1,265)           1,550
       Inventory                                                     132            2,745              959             (656)
       Other current assets                                          235              184               (9)              42
       Assets held for sale                                        1,306            2,524             (803)           2,869
       Accounts payable                                              828              932             (344)          (2,051)
       Accrued liabilities                                           405             (394)           1,258               61
       Deferred income taxes                                       1,000               --               --               --
                                                            ------------     ------------     ------------     ------------
       Net cash provided by operating activities                   2,825            4,891            2,648            2,775
                                                            ------------     ------------     ------------     ------------

Cash flows from investing activities:
   Purchase of property and equipment                             (1,024)            (791)             (59)             (50)
   Purchase of MB Associates                                          (1)              --               --               --
   Issuance/(Redemption) of Preferred Stock                          180             (180)              --               --
   Cash proceeds from sale of property and equipment                 600              191               --               --
                                                            ------------     ------------     ------------     ------------
       Net cash used for investing activities                       (245)            (780)             (59)             (50)
                                                            ------------     ------------     ------------     ------------

Cash flows from financing activities:
   Borrowing of demand loan from affiliate                            --           15,000               --               --
   Repayment of demand loan                                           --          (15,000)              --               --
   Net borrowings (repayments) of revolving credit
   facility                                                       (2,900)            (874)          (5,203)          (1,795)

   Repayments of other debt                                         (123)            (639)             (48)            (647)
                                                            ------------     ------------     ------------     ------------
       Net cash used for financing activities                     (3,023)          (1,513)          (5,251)          (2,442)
                                                            ------------     ------------     ------------     ------------
Cash and cash equivalents:
   Net increase (decrease) in cash                                  (443)           2,598           (2,662)             283
   Cash, beginning of period                                         639              196            2,794              132
                                                            ------------     ------------     ------------     ------------
   Cash, end of period                                      $        196     $      2,794     $        132     $        415
                                                            ------------     ------------     ------------     ------------


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


1.    BASIS OF PRESENTATION:

      In accordance with the terms of a purchase agreement dated May 7, 2002, with ASC Holdings, QP Acquisition #2 (QP) acquired 9,441,420 Common Shares and 1,952,352 Preferred Shares of the Company, effective May 31, 2002, for aggregate consideration of $200. The effect of this transaction transferred 95% of the voting securities of the Company from ASC Holdings to QP Acquisition.

      In accounting for these transactions, the Company has applied purchase accounting as prescribed by Financial Accounting Standards Board Statement of Accounting Standards 141, Business Combinations and Accounting Principles Board Opinion 16 and Securities and Exchange Commission Staff Accounting Bulletin 54. Under this accounting method, the purchase price has been pushed down into the accompanying financial statements, with the difference between the purchase price and the sum of the fair value of tangible and identifiable assets acquired less liabilities assumed resulting in negative goodwill, which, at June 1, 2002, reduced the fair value of property, plant and equipment recorded at June 1, 2002, by $1,735.

      Based on an assessment of the potential sales value of the Company conducted in the fourth quarter of 2002, the estimated sales proceeds would be sufficient to completely repay the Comerica Credit Facility, satisfy other liabilities of the Company and the estimated remaining proceeds would repay approximately $3 million of the $15 million subordinated demand note to ASC Incorporated. Consequently, a subsequent reduction of the subordinated note of $12 million to a fair value of $3 million, was recorded at June 1, 2002, which also reduced the fair value of property, plant and equipment by $12 million.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of June 1, 2002 including the subsequent adjustment of $12 million of fixed assets discussed above (based on the 95% proportional change in ownership):

          ASSETS
             Current assets                        $  28,738
             PPE                                      12,563
             Non-Compete                                 503
                                                   ---------
                 Total Assets Acquired             $  41,804

          LIABILITIES
             Current Liabilities                   $  15,673
             Short-term debt                          25,800
             Predecessor Shareholder's basis             131
                                                   ---------
                 Total Liabilities Assumed         $  41,604
                                                   ---------
                   New Shareholders Basis          $     200
                                                   =========

      As a result of the purchase accounting effective on May 31, 2002, the basis of the assets and liabilities has changed, which necessitates the presentation of Predecessor Company and Successor Company columns in the Consolidated Statements of Operations, Shareholders' Equity (Deficit), and Cash Flows.

      At the time QP acquired the shares of the Company from ASC Holdings, as part of the acquisition by QP and its affiliates of a significant amount of business assets from the Estate of Heinz C. Prechter, the Company was experiencing pre-tax losses and had incurred pre-tax losses since fiscal year 2000. For the years ended December 31, 2000 and 2001, the Company had pre-tax losses of $8,460,000 and $8,136,000, respectively. The Company had pre-tax income of $1,200,000 for the five-month period ended May 31, 2002, and a loss of $200,000 for the seven-month period ended December 31, 2002.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


1.    BASIS OF PRESENTATION continued:

      The Company is currently operating under a credit facility with Comerica bank, which expires on June 1, 2003. In the event the Company is unable to refinance the outstanding balance of the Comerica facility at interest rates that are acceptable to the Company, the Company would be unable to repay the bank loan on its expiration date. Such an event could cause the Company to seek protection from its creditors under bankruptcy laws on June 1, 2003.

      The Company is indebted under a subordinated demand note to a related party in the amount of $15 million. In the event the Company is unable to refinance the Comerica debt, the holders of the subordinated demand note could demand repayment. The Company would be required to seek additional subordinated debt, if available, or seek protection from the repayment demand under bankruptcy laws.

      The above financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

      During July and August, 2002, the Board of Directors of the Company determined that it would be in the best interests of the Company and its creditors to consider a sale of the Company's operating subsidiaries. In February, 2003, the Company sold the assets and liabilities of its Dayton Parts subsidiary for $18,500,000, and used the proceeds from the sale to reduce its then outstanding bank debt. In April, 2003, management of the Company executed an Asset Purchase Agreement whereby the assets and liabilities of the Plastic Trim subsidiary will be sold to a third party for $8,750,000, subject to certain terms and conditions, including the consent of Comerica Bank. Management anticipates using the proceeds from the sale of Plastic Trim, if the terms and conditions to the sale are subsequently met, to repay the Comerica facility in full, extinguish other remaining liabilities, and use any remaining proceeds to partially repay the subordinated demand note of $15 million to the extent possible. After such payments, management intends to dissolve the Company under the terms and procedures required under the laws of the State of Michigan.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of JPE, Inc. (the "Company"), and its wholly-owned subsidiaries, Dayton Parts, Inc. ("Dayton Parts"), SAC Corporation ("Starboard"), and Plastic Trim, Inc. ("Plastic Trim"). All significant intercompany accounts and transactions with the consolidated subsidiaries have been eliminated in the preparation of the consolidated financial statements. As previously discussed, Dayton Parts, Inc. was sold on February 28, 2003, and is accounted for as a discontinued operation.

      BUSINESS - JPE, Inc. (d/b/a ASCET INC and d/b/a ASC Exterior Technologies) is a manufacturer and distributor of automotive and truck components for the original equipment manufacturers and the replacement parts markets principally in North America. Total sales for the year ended December 31, 2001 were approximately 54.4% for trim products, and 45.6% for the replacement parts markets. The Company's fastener business, IAF was sold during 1999, and as such is accounted for as a discontinued operation.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued:

      RECLASSIFICATION - Certain amounts previously reported in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include investments in highly liquid instruments with a maturity of three months or less.

      CONCENTRATION OF CREDIT RISK - Accounts receivable of the Company, which represent the principal concentration of credit risk, result from sales to companies in the automotive, light truck and heavy duty truck original equipment and aftermarket industries. Credit is extended based upon an evaluation of the customer's financial condition and collateral is not required from customers. Accounts receivable are periodically reviewed for collectibility based on a combination of historical experience and existing economic conditions. The definition of delinquent accounts is based on the governing contractual terms. Delinquent accounts and balances are written off when they are determined to be fully uncollectible.

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

      GOODWILL - The Predecessor Company had goodwill that was recorded as part of a 1999 investment transaction. In December 2001, due to unfavorable operating results at the Beavercreek, Ohio operation (a Trim Product segment), the Company completed an impairment assessment which resulted in a charge of $1,735 to eliminate that operation's goodwill. The impairment charge was determined based on an estimate of the discounted cash flows from the assets at the Beavercreek operation and is included within "other expenses" in the accompanying statement of operations.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which eliminated the amortization of goodwill but required annual impairment tests or more frequent tests if indicators exist. The Company adopted SFAS 142 on January 1, 2002. Predecessor reported income (loss) and earnings (loss) per share adjusted to exclude goodwill amortization is as follows:

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued:

                                                                 YEAR ENDED      YEAR ENDED     JAN. 1 THRU
                                                                  DEC. 31         DEC. 31          MAY 31
                                                                    2000            2001            2002
                                                                 ---------       ---------       ---------
      Reported income (loss)                                      $  (9,585)      $  (8,075)      $   1,112
      Add back:  Goodwill amortization                                 272             269              --
      Adjusted income (loss)                                     $  (9,313)      $  (7,806)      $   1,112
      Basic and diluted earnings per common share:
         Income (loss) as reported                               $   (0.08)          (0.07)           0.01
         Goodwill amortization                                          --              --              --
         Adjusted income (loss) after cumulative effect
            of accounting change                                     (0.08)          (0.07)           0.01
      Basic and diluted earnings per First Series
         Preferred Share:
         Income (loss) as reported                               $   (4.23)          (3.58)           0.49
         Goodwill amortization                                         .10             .12              --
         Adjusted income (loss)                                      (4.13)          (3.46)           0.49

      Due to the change in basis as described in Note 1, the goodwill from the Predecessor's Company was eliminated on June 1, 2002.

      STOCK OPTIONS - The Company follows Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for employees' and non-employee directors' stock options. Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. No compensation costs for stock based compensation awards to employees has been recognized in the accompanying financial statements.

      SFAS No. 123 defines a fair value based method of accounting for an employee stock options or similar equity instruments. Pro forma information regarding net income is required by SFAS 123. However, the Company has not had any grants of stock options since 1999. As a result, the pro forma impact on operations from pre-1999 grants of options is not material to the accompanying financial statements.

      At December 31, 2002 and 2001, there are no significant amounts of options that are exercisable. Additionally, there are no options that are in the money.

      REVENUE RECOGNITION - The Company recognizes sales revenue upon passage of title which is generally upon shipment of products to customers, and collectibility is reasonably assured.

      SHIPPING AND HANDLING COSTS - The Company classifies such costs as cost of sales.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued:

      EARNINGS PER SHARE - In accordance with Statement of Financial Accounting Standards No. 128- Earnings per Share, the "two class" method is used for computing earnings per share because the First Series Preferred Shares represent a participating security. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class of stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the Common Stock. For the periods ended December 31, 2001 and 2002, shares outstanding for the computation of basic earnings per share were 14,043,600 common shares and weighted average shares outstanding for the First Series Preferred Shares were 1,973,002.305. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. The Common Stock options outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution. The warrants for the First Series Preferred Shares which would have had the effect of increasing the denominator in the earnings per share calculation by 39,672 shares, for the year ended December 31, 2000, were excluded because the effect is anti-dilutive. These warrants expired unexercised during the year ended December 31, 2001. Earnings per share for the period January 1, 1999 through May 27, 1999 was computed based on 4,602,180 shares outstanding and 43,296 equivalent shares related to stock options having a dilutive effect.

3.    INVENTORY:

      Inventory, net of reserves, consisted of the following at December 31:

                                         PREDECESSOR         SUCCESSOR
                                             2001               2002
                                         ------------       ------------
      Raw materials                      $      4,020       $        933
      Work in process and components              771                229
      Finished goods                            1,840                616
      Tooling                                   1,356              1,406
                                         ------------       ------------

                                         $      7,987       $      3,184
                                         ============       ============

4.    PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment consisted of the following at December 31:

                                         PREDECESSOR         SUCCESSOR
                                             2001               2002
                                         ------------       ------------
      Land                               $        513       $        513
      Buildings                                 4,126                899
      Machinery and equipment                  15,258                  0
      Furniture and fixtures                    1,053                  0
                                         ------------       ------------
                                               20,950              1,412
      Less accumulated depreciation            (6,106)              (535)
                                         ------------       ------------

                                         $     14,844       $        877
                                         ============       ============

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

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


5.    ACCRUED LIABILITIES:

      Accrued liabilities consisted of the following at December 31:

                                         PREDECESSOR        SUCCESSOR
                                             2001              2002
                                         ------------      ------------
      Accrued compensation               $         48      $        243
      Accrued interest                             94                81
      Accrued employee benefits                 1,028             2,073
      Accrued taxes                               398               418
      Other                                       330               413
                                         ------------      ------------

                                         $      1,898      $      3,228
                                         ============      ============

6.    DEBT:

      Debt consisted of the following at December 31, 2001 and 2002:

                                                   PREDECESSOR        SUCCESSOR
                                                      2001              2002
                                                   ------------      ------------
      Revolving Credit Facility-Comerica Bank            27,000            20,000
      Notes Payable-MB Associates purchase                  975               338
      Capitalized lease obligations                          55                 0
      Subordinated demand note                           15,000             3,000
      Other                                                  20                19
                                                   ------------      ------------
                                                   $     43,050      $     23,357
      Less:  Current portion                                543            23,338
                                                   ------------      ------------
                                                   $     42,507      $         19
                                                   ============      ============

      Since May 27, 1999 and through February 7, 2001, the Company's source of funding was a $56.3 million demand loan from Comerica Bank. On February 7, 2001, the Company entered into a new $33 million revolving credit facility with Comerica Bank (the "Comerica Facility") which matures February 1, 2003. The $56.3 million demand loan from Comerica Bank was terminated on February 7, 2001. Concurrent with the execution of the Comerica Facility, the Company received a $15 million subordinated demand loan from ASC Incorporated, an affiliate of the Company, the proceeds of which were used to repay $15 million of the Company's $56.3 million demand loan from Comerica Bank.

      The new Comerica Facility provides for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. Advances are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9 million), plus an overformula amount of $10 million. The overformula amount decreases semiannually. The initial reduction of $1 million occurred on September 1, 2001. The second and third reductions of $1.25 million each occurred on March 1, 2002 and September 1, 2002. All advances are fully secured by the Company's net assets.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


6.    DEBT continued:

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

      As of September 30, 2001, the Company was not in compliance with the interest coverage ratio covenant of the Comerica Facility. As of December 31, 2001, the Company was not in compliance with both the interest coverage ratio covenant and the Senior Debt to EBITDA ratio covenant of the Comerica Facility. On April 16, 2002, the Company's Comerica Facility was amended, and the September 30, 2001 and December 31, 2001 defaults were waived. The Senior Debt to EBITDA ratio covenant was removed and the interest coverage ratio covenant was reset for 2002 year to date performance with June 30, 2002 as the first measurement date. Interest rates were reset based upon the interest coverage ratio using the Company's financial performance beginning January 1, 2002. The revolving credit commitment amount was decreased from $33 million to $30 million as the Company believed $30 million was adequate for its liquidity requirements through the remaining term of the loan. In consideration of the amendments and waivers, the Company paid Comerica Bank a nonrefundable amendment and waiver fee of $187,500. The Company was in compliance with the interest coverage ratio covenant at December 31, 2002.

      On February 28, 2003 the Company's Comerica Facility was amended and extended. The revolving credit commitment amount was decreased from $30 million to $9 million as the Company believes $9 million is adequate for its liquidity requirements through June 1, 2003, the remaining term of the loan. The Comerica Facility matures June 1, 2003 and provides for borrowing options at a prime-based rate plus a margin of 2%. Eurodollar borrowings are not permitted. Advances are subject to a borrowing base restriction equal to 75% of eligible trade receivables, 40% of eligible inventory (up to $2.5 million) and must maintain at all times availability of at least $.5 million. The interest coverage ratio covenant was removed. In consideration of the amendment, the Company paid Comerica Bank a nonrefundable amendment fee of $200,000. There is no guarantee that additional financing, if any, will be available at rates which would permit the Company to continue its operations after the June 1, 2003 Comerica Facility maturity.

      The Company's $15 million subordinated demand note to ASC Incorporated dated February 7, 2001 is subordinated as to creditor rights and security to the Comerica Facility. Interest is payable monthly commencing March 1, 2001 at ASC Incorporated's cost of borrowing. Further, the Comerica Facility prohibits any payments to ASC Incorporated at non-arm's length amounts without prior consent. The April 16, 2002 amendment to the Comerica Facility prohibits the Company from paying interest to ASC Incorporated on the $15 million note. Further, the Comerica Facility prohibits any payments to ASC Incorporated at non arm's length amounts, without prior consent. The April 16, 2002 amendment to the Comerica Facility prohibits the Company from paying interest to ASC Incorporated on the $15 million note. For the year ended December 31, 2002, approximately $800,000 of interest would have been accrued on the $15 million note had it not been forgiven. If ASC Incorporated were to call the demand note, the Company would be required to seek substitute subordinated debt financing to repay the principal and interest accrued on the demand note. In such instance, there is no guarantee that the Company would be able to obtain substitute subordinated debt financing on favorable terms or at all, in which case the Company would be forced into bankruptcy since it does not have a sufficient amount of cash to repay the amounts currently due under the demand note.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


6.    DEBT continued:

      On February 7, 2001, concurrent with the execution of the Comerica Facility, the Company entered into a new $3 million Revolving Line of Credit Note with ASC Incorporated. This Note is subordinated to the Company's borrowings and advances under the Comerica Facility and bears interest at a rate equal to the cost of borrowing of ASC Incorporated. The Note was cancelled on May 31, 2002.

      In addition, notes payable of the Company includes $487.5 due to the former owners of MB Associates executed in connection with the purchase of MB Associates on July 1, 2000 (see Note 1). These notes payable include a $150 note payable to Joseph Z. Kwapisz, who is currently the Vice President - Sales and Marketing of the Company. These notes payable require payment of $487.5 on June 30, 2003. The notes payable are non-interest bearing and are guaranteed by ASC Holdings.

      Maturities of debt for the years succeeding December 31, 2002 are $23,338 for 2003, $4 for 2004, and $15 for 2005.

      The Company's average effective borrowing rate was approximately 10.1% for the year ended December 31, 2000, 6.9% for the year ended December 31, 2001, 3.8% for the five-month period ended May 31, 2002, and 3.8% for the seven-month period ended December 31, 2002. Both Comerica Bank facilities provide for a facility fee, which is payable quarterly in arrears. Facility and amendment fees amounted to $329 for the year ended December 31, 2000, $19 for the year ended December 31, 2001, and $228 for the year ended December 31, 2002, and are included in interest expense.

      The Company intends to complete the sale of Plastic Trim, use the proceeds to completely repay the Comerica Facility, and use any remaining proceeds to repay a portion of the ASC Incorporated Subordinated Note. Assuming those events occur, the Company intends to wind up its affairs, liquidate all of its remaining assets and dissolve in accordance with the laws of the State of Michigan.

      In the event that the sale of Plastic Trim cannot be completed prior to June 1, 2003 and the Comerica Facility is not extended beyond June 1, 2003, there is no guarantee that the Company will be able to continue as a going concern after June 1, 2003.

7.    INCOME TAXES:

      Income tax expense (benefit) for the years ended December 31, 2000, 2001, and the periods January 1, 2002 through May 31, 2002, and June 1, 2002 through December 31, 2002 is as follows:

                                                                PREDECESSOR                        SUCCESSOR
                                              -----------------------------------------------   ----------------
                                                                              JANUARY 1, 2002     JUNE 1, 2002
                                                                              THROUGH MAY 31,   THROUGH DEC. 31,
                                                  2000            2001             2002               2002
                                              ------------    ------------    ---------------   ----------------
      Current income taxes:
         State                                $         90    $       (107)    $         32       $         10
         Foreign                                        35              46                0                  0
                                              ------------    ------------     ------------       ------------
      Total current income taxes                       125             (61)              32                 10
                                              ------------    ------------     ------------       ------------

      Deferred income taxes:
         Federal                                     1,000              --                0                  0
                                              ------------    ------------     ------------       ------------
      Total deferred income taxes                    1,000              --                0                  0
                                              ------------    ------------     ------------       ------------
      Total income tax expense (benefit)      $      1,125    $        (61)    $         32       $         10
                                              ============    ============     ============       ============

      The provision for income taxes differs from the amount of income taxes determined by applying the statutory U. S. federal income tax rate to pretax income as a result of the following:

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


7.    INCOME TAXES, continued:

                                                                       PREDECESSOR                         SUCCESSOR
                                                    --------------------------------------------------   ------------
                                                                                       JANUARY 1, 2002   JUNE 1, 2002
                                                                                           THROUGH         THROUGH
                                                                                           MAY 31,         DEC. 31,
                                                        2000              2001              2002             2002
                                                    ------------      ------------      ------------     ------------
      Statutory U.S. federal tax rate                    (34%)             (34%)              34%             (34%)
      State taxes, net of federal tax benefit              1%               (2%)               1%               6%
      Goodwill amortization                                3%                2%                1%               2%
      Foreign tax rate in excess of below U.S.
           federal tax rate                               --                --                 3%               2%
      Increase/(decrease) in valuation reserve            43%               39%              (29%)             24%
      All other                                           --                (5%)              --               --
                                                    ------------      ------------      ------------     ------------
           Effective tax rate                             13%                0%               10%               0%
                                                    ============      ============      ============     ============

      Deferred income taxes reflect the estimated future tax effect of temporary differences between the amount of the assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

      At December 31, 2001, and 2002 deferred tax assets and liabilities are as follows:

                                              PREDECESSOR         SUCCESSOR
                                                  2001               2002
                                              ------------       ------------
      Deferred tax assets:
         Goodwill                             $      2,881       $      2,591
         Inventory                                     811                739
         Allowance for doubtful accounts               301                294
         Employee benefits                             190                316
         AMT tax credit                                 78                 78
         Net operating losses                        8,447              8,695
         All other                                     789                827
                                              ------------       ------------

      Total deferred tax assets                     13,497             13,540
                                              ------------       ------------

      Deferred tax liabilities:
         Property and equipment                      2,741              3,264
         Prepaid pension                               134                133
                                              ------------       ------------
      Total deferred tax liabilities                 2,875              3,397
                                              ------------       ------------

      Net deferred tax assets                       10,622             10,143
      Valuation reserve                            (10,622)           (10,143)
                                              ------------       ------------

      Net deferred tax assets                 $         --       $         --
                                              ============       ============

      The Company has cumulative operating loss carry forwards in excess of $20 million that expire beginning in 2019. Because of the Company's plans to dissolve, as discussed in Note 1, a full valuation allowance has been recorded against these deferred tax assets.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


8.    EMPLOYEE BENEFIT PLANS:

      401(k) PLAN

      The Company has several different defined contribution plans consisting of a 40l(k) plan and profit sharing plans which cover substantially all U.S. based non-union employees. The Company's matching 401(k) and profit sharing contributions are discretionary and were suspended July 1, 1998. On June 25, 1999, the Company's matching 401(k) and profit sharing contributions were reinstated retroactive to January 1, 1999. The Company's Board of Directors opted to discontinue profit sharing contributions effective January 1, 2002. The charge to operations for the years ended December 31, 2000 and 2001 were $960 and $945, respectively, and $149 for the five-month period ended May 31, 2002, and $208 for the seven-month period ended December 31, 2002.

      PENSION PLAN

      The Company maintains a defined benefit pension plan for its hourly employees at the Beavercreek, Ohio operation. Eligibility includes all hourly employees at the time of hire and employees must participate in the Union. Benefits for employees covered by the plan are based on years of service. Plan funding strategies are actuarially determined based on census data and a measurement date of January 1 each year to calculate the prepaid pension or minimum liability at December 31, 2002 and 2001. Plan assets consist of money market investments, bonds and equity securities. Employees do not earn any vesting until the completion of five years employment at which time they become fully vested.

      The following table summarizes the change in plan assets:

                                                                 PENSION BENEFITS
                                                            ---------------------------
                                                            PREDECESSOR      SUCCESSOR
                                                            -----------      ----------
                                                               2001             2002
                                                            ----------       ----------
      Fair value of plan assets at beginning of the year    $    2,172       $    2,375
      Actual return on plan assets                                 (89)             (18)
      Employer contributions                                       363              267
      Benefits paid                                                (71)             (86)
                                                            ----------       ----------
      Fair value of plan assets at end of the year          $    2,375       $    2,538
                                                            ==========       ==========

      The following table summarizes the change in benefit obligation:

                                                                     PENSION BENEFITS
                                                       ----------------------------------------------
                                                                 PREDECESSOR              SUCCESSOR
                                                       ------------------------------   -------------
                                                                        JAN. 1, 2002     JUNE 1, 2002
                                                                          THROUGH          THROUGH
                                                                          MAY 31,          DEC. 31,
                                                               2001         2002             2002
                                                       ------------     ------------     ------------
      Benefit obligation at beginning of the year      $      2,361     $      2,778     $      3,095
      Service cost                                              223               95              133
      Interest cost                                             174               95              132
      Actuarial (gain)/loss                                      91              162              285
      Benefits paid                                             (71)             (35)             (51)
                                                       ------------     ------------     ------------
      Benefit obligation at end of the year            $      2,778     $      3,095     $      3,594
                                                       ============     ============     ============

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


8.    EMPLOYEE BENEFIT PLANS continued:

      The following table summarizes the components of net benefit costs:

                                                              PENSION BENEFITS
                                        ---------------------------------------------------------------
                                                          PREDECESSOR                       SUCCESSOR
                                        -----------------------------------------------   -------------
                                                                          JAN. 1, 2002     JUNE 1, 2002
                                                                            THROUGH          THROUGH
                                                                             MAY 31,         DEC. 31,
                                           2000              2001             2002             2002
                                        ------------     ------------     ------------     ------------
      Service cost                      $        218     $        223     $         95     $        133
      Interest cost                              160              174               95              132
      Expected return on plan assets            (177)            (184)             (86)            (121)
                                        ------------     ------------     ------------     ------------
      Benefit cost                      $        201     $        213     $        104     $        144
                                        ============     ============     ============     ============

      The following table summarizes the funded status of employee benefit plans and the related amounts that were recognized in the accompanying balance sheets:

                                                         PENSION BENEFITS
                                                  -----------------------------
                                                   PREDECESSOR      SUCCESSOR
                                                  -------------   -------------
                                                      2001             2002
                                                  ------------     ------------
      Benefit obligation                          $      2,778     $      3,594
      Plan assets at fair value                          2,375            2,538
                                                  ------------     ------------
      Funded status                                       (403)          (1,056)
      Unrecognized net gain                                596               --
                                                  ============     ============
      Prepaid pension cost/(minimum liability)    $        193     $     (1,056)
                                                  ============     ============

      Significant actuarial assumptions are as follows:

                                                         PENSION BENEFITS
                                                     --------------------------
                                                     PREDECESSOR      SUCCESSOR
                                                     ------------   -----------
                                                        2001           2002
                                                     ----------     -----------
      Discount Rate                                     7.25%          6.85%
      Expected long-term rate of return on assets       8.00%          8.00%

9.    DISCONTINUED OPERATIONS AND SALE OF DAYTON PARTS, INC.

      On February 28, 2003, the Company sold the assets and stock of Dayton Parts to GenCap America for approximately $18.5 million. The net proceeds from this sale were used to pay down the Comerica Facility. Dayton Parts, which represents the Replacement Parts segment of the Company's business, has been presented in the accompanying consolidated financial statements as Discontinued Operations. Dayton Parts' income from operations for the period January 1, 2002 through May 31, 2002 was $815 and for the period June 1, 2002 through December 31, 2002 was $2,267. Dayton Parts' assets held for sale at December 31, 2002 were $24,733, consisting of Accounts Receivable, Inventory, Other Current Assets, and Plant, Property and Equipment. Dayton Parts' accrued liabilities at December 31, 2002 were $5,993, consisting of Accounts Payable and other accrued liabilities.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


9.    DISCONTINUED OPERATIONS AND SALE OF DAYTON PARTS, INC. continued:

      QP had determined that it would be in the best interests of the Company to consider a sale of Plastic Trim. A viable buyer emerged, and on April 7, 2003, the Buyer and the Company executed a letter of intent and term sheet. From and after that date, Buyer and the Company conducted negotiations culminating in the execution of an Asset Purchase Agreement on April 28, 2003. The parties subsequently amended the Asset Purchase Agreement as of April 30, May 2, and May 6, 2003 and entered into an Amended and Restated Purchase Agreement as of May 14, 2003 (which, in such form, is referred to throughout this Annual Report on Form 10-K as the Plastic Trim Purchase Agreement). The pending sale is subject to receiving the consent of Comerica Bank. It is anticipated that the sale of Plastic Trim will be completed in the first half of June 2003.

      The following is a summary of Dayton Parts Statement of Operations for 2000 through 2002:

                                                      PREDECESSOR                      SUCCESSOR
                                      --------------------------------------------    ------------
                                        FOR THE         FOR THE        JANUARY 1,        JUNE 1,
                                       YEAR ENDED      YEAR ENDED       THROUGH         THROUGH
                                        DEC. 31,        DEC. 31,         MAY 31,        DEC. 31,
                                          2000            2001            2002            2002
                                      ------------    ------------    ------------    ------------
      Net sales                       $     50,797    $     55,379    $     22,488    $     30,235
      Cost of goods sold                    38,512          42,312          17,081          22,468
                                      ------------    ------------    ------------    ------------
      Gross profit                          12,285          13,067           5,407           7,767
                                      ------------    ------------    ------------    ------------

      Selling, General and
           administrative expenses           9,638          10,068           4,047           4,785

      Other expense                              0              87              55              96

      Interest expense                       1,677           1,368             480             567

      Income taxes                               0               0              10              52
                                      ------------    ------------    ------------    ------------

      Net Income                      $        970    $      1,544    $        815    $      2,267
                                      ============    ============    ============    ============

10.   SUPPLEMENTAL CASH FLOW INFORMATION:

      Selected cash payments and noncash activities, for the years ended December 31, 2000, 2001 and for the five-month period ended May 31, 2002 and the seven-month period ended December 31, 2002 were as follows:

                                                      PREDECESSOR                      SUCCESSOR
                                      --------------------------------------------    ------------
                                        FOR THE         FOR THE       JANUARY 1,       JUNE 1,
                                       YEAR ENDED      YEAR ENDED      THROUGH         THROUGH
                                        DEC. 31,        DEC. 31,        MAY 31,        DEC. 31,
                                          2000            2001           2002            2002
                                     ------------    ------------    ------------    ------------
      Cash paid for interest         $      4,194    $      2,991    $        597    $        835
      Cash paid for income taxes              299              65              24              34

11.   SEGMENT INFORMATION:

      Because of the sale of the Dayton Parts subsidiary, which is accounted for as a discontinued operation, the Company operates in only one segment.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


11.   SEGMENT INFORMATION, continued:

      A reconciliation of segment assets to consolidated assets is as follows:

                                       PREDECESSOR     SUCCESSOR
                                       ------------    ------------
                                           2001            2002
                                       ------------    ------------
      Segment Assets                   $     54,575    $     34,072
      Corporate Assets                        4,079           2,842
                                       ------------    ------------
                                       $     58,654    $     36,914
                                       ============    ============

      The Company's sales to individual customers in excess of 10% of total revenue were:

                                                PREDECESSOR                   SUCCESSOR
                                     -------------------------------------    -----------
                                                                JANUARY 1,       JUNE 1,
                                                                 THROUGH        THROUGH
                                                                  MAY 31,       DEC. 31,
                                       2000         2001           2002           2002
                                     --------   ------------    ----------      --------
      General Motors Corporation        35%          31%            33%            33%
      DaimlerChrysler Corporation       25%          20%            18%            18%

      The Company had export sales of approximately $17.5 million, $17.8 million, and $12.5 million, principally to Canada, Mexico, and Central America, for 2000, 2001, and 2002 respectively. The Company operates in the North American geographic area.

12.   FINANCIAL INSTRUMENTS

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

13.   COMMITMENTS

      The Company maintains long-term operating leases covering office equipment, vehicles, and real estate. Commitments related to these leases are $1,142, $893, $658, $592, and $98 for the years 2003 - 2007, respectively. Rent expense for the Company for 2000 and 2001 was $1,295 and $2,267, respectively, $1,002 for the five-month period ended May 31, 2002, and $1,402 for the seven-month period ended December 31, 2002.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


14.   RELATED PARTY TRANSACTIONS

      During 2000, 2001, and 2002, transactions between the Company and ASC Incorporated include payments of $250, $208, and $0, respectively, to ASC Incorporated for consulting services rendered to the Company with respect to operating, management, legal and financial matters. The April 16, 2002 amendment to the Comerica Facility prohibits the Company from paying or agreeing to pay any management fee to anyone with an equity interest in the Company.

      In addition, the Company has paid ASC Incorporated $114 for the five-month period ended May 31, 2002, and $159 for the seven-month period ended December 31, 2002, to cover rent, technical, quality control and information technology services rendered by ASC Incorporated to the Company, and has received reimbursement of $352 for costs incurred by the Company for services rendered by the Company's senior management to ASC Incorporated.

      During 2001, interest expense of $677 was paid by the Company to ASC Incorporated in connection with the Company's $15 million and $3 million subordinated demand notes to ASC Incorporated. During 2002, interest expense of $105 was paid by the Company to ASC Incorporated in the five-month period ended May 31, 2002 (Predecessor) in connection with the Company's $15 million and $3 million subordinated demand notes to ASC Incorporated. The $3 million demand note was cancelled on May 31, 2002; however, the $15 million demand note remains outstanding. The April 16, 2002 amendment to the Comerica Facility prohibits the Company from paying interest to ASC Incorporated on the $15 million note. If ASC Incorporated were to call the $15 million demand note, the Company would be required to seek substitute subordinated debt financing to repay the principal and interest accrued on the demand note. In such instance, there is no guarantee that the Company would be able to obtain substitute subordinated debt financing on favorable terms or at all, in which case the Company may be forced to seek protection from its creditors under the U.S. bankruptcy laws.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)


15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly Financial Data for the years ended December 31, 2001 and 2002 is as follows:

                                                                     FOR THE PERIOD OR QUARTER ENDED
                                                      ---------------------------------------------------------------
                                                           PREDECESSOR                       SUCCESSOR
                                                      -----------------------  --------------------------------------
                                                                  APRIL 1 TO   JUNE 1 TO
                                                      MARCH 31,     MAY 31,     JUNE 30,      SEPT 30,       DEC 31,
                                                        2002         2002         2002          2002          2002
                                                      ---------   ----------   ---------      --------      ---------
Net Sales                                             $ 29,745     $ 22,381     $  9,534      $ 27,861      $ 26,143

Cost of Goods Sold                                      25,144       18,492        8,158        24,268        21,308

Gross Profit                                             4,601        3,889        1,376         3,593         4,835

Net Income (Loss) as reported                               87        1,041          (42)         (693)          544

Fourth Quarter Adjustments                                  --           --          100           300          (400)

Net income (loss) as restated                               87        1,041           58          (393)          144

Earnings (loss) per share amounts are as follows:

                                                              FOR THE PERIOD OR QUARTER ENDED
                                                ------------------------------------------------------------
                                                       PREDECESSOR                    SUCCESSOR
                                                -----------------------  -----------------------------------
                                                             APRIL 1 TO  JUNE 1 TO
                                                 MARCH 31,     MAY 31,    JUNE 30,     SEPT 30,      DEC 31,
                                                   2002         2002        2002         2002         2002
                                                ----------   ---------    --------     --------     --------
Earnings (loss) from continuing operations
     Common Shares                               $   0.00     $   0.01    $   0.00     $  (0.01)    $  (0.01)
     First Series Preferred Shares                  (0.18)        0.32       (0.12)       (0.61)       (0.37)
Earnings (loss) from
discontinued operations
     Common Shares                               $   0.00     $   0.00    $   0.00     $   0.01     $   0.01
     First Series Preferred Shares                   0.22         0.14        0.14         0.43         0.43
Basic and diluted loss per share:
     Common Shares                               $   0.00     $   0.01    $   0.00     $   0.00     $   0.00
     First Series Preferred Shares                   0.04         0.46        0.03        (0.17)        0.06

      During the quarter ended December 31, 2002, depreciation expense was reduced by $700,000 due to a $12 million write-down of plant, property, and equipment required as an adjustment of the purchase price allocation at related to the reduction in fair value of the ASC subordinated demand note.

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

                                                                     FOR THE QUARTER ENDED
                                                -----------------------------------------------------------------
                                                                          PREDECESSOR
                                                -----------------------------------------------------------------
                                                 MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                                   2001              2001             2001              2001
                                                -----------      ------------     -------------     -------------
Net Sales                                       $    30,379      $     34,491      $     28,753     $      28,547

Cost of Goods Sold                                   27,267            29,472            26,280            25,361

Gross Profit                                          3,112             5,019             2,473             3,186

Net loss                                             (2,244)             (583)           (2,520)           (2,728)
Earnings (loss) from continuing operations
     Common Shares                              $     (0.02)     $       0.00      $      (0.03)    $       (0.03)
     First Series Preferred Shares                    (0.80)             0.00             (1.55)            (1.55)
Earnings (loss) from discontinued
operations

     Common Shares                              $      0.00      $      (0.01)     $       0.01     $        0.01
     First Series Preferred Shares                    (0.20)            (0.26)            (0.43)            (0.34)

Basic loss per share:
     Common Shares                              $     (0.02)     $      (0.01)     $      (0.02)    $       (0.02)
     First Series Preferred Shares                    (0.99)            (0.26)            (1.12)            (1.21)
Loss per share assuming dilution:

     Common Shares                              $     (0.02)     $      (0.01)     $      (0.02)    $       (0.02)
     First Series Preferred Shares                    (0.99)            (0.26)            (1.12)            (1.21)

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

16.   SUBSEQUENT EVENT (UNAUDITED)

      On April 7, 2003, the Company signed a letter of intent / term sheet with an unrelated third party for the sale of substantially all of the assets of the Trim Products subsidiary. From and after that date, Buyer and the Company conducted active negotiations culminating in the execution of an Asset Purchase Agreement on April 28, 2003, which was subsequently amended and restated on April 30, May 2, May 6, and May 14, 2003 (which, in such form, is referred to throughout this Annual Report on Form 10-K as the Plastic Trim Purchase Agreement). The pending sale is subject to receiving the consent of Comerica Bank and satisfying various other closing conditions.

      On April 30, 2003, the Company filed a Confidential Preliminary Information Statement materials with the Securities and Exchange Commission, consisting of (i) a letter to the shareholders of JPE, and
      (ii) an Information Statement on Schedule 14C relating to the Written Consent (collectively, including the Appendices attached thereto, the "Preliminary Information Statement Materials"), the definitive forms of which will be furnished to the holders of Common Shares, no par value per share, and First Series Preferred Shares, no par value per share, of JPE ("JPE Common Stock") entitled to vote or give authorization or

                                    JPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)

      consent in regard to the matters addressed in the Written Consent and from whom consent is not solicited on behalf of JPE pursuant to Section 14(a) of the Exchange Act.

      The Written Consent relates to the approval of (i) the sale of substantially all of the assets of Plastic Trim, JPE's wholly-owned subsidiary, and certain of the assets of JPE used in the business of Plastic Trim, pursuant to the Plastic Trim Purchase Agreement, which sale constitutes the sale of substantially all of JPE's assets, and (ii) a Plan of Dissolution of the Company pursuant to which JPE will, after the consummation of the sale of Plastic Trim's assets, dissolve and liquidate its assets, the proceeds of which liquidation will be used to discharge its debts, obligations and liabilities to its creditors and, to the extent of remaining proceeds available therefore, distribute such remaining net assets to its shareholders in accordance with their respective interests. The Company does not expect that any net assets will remain for distribution to shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CURRENT DIRECTORS

Certain information regarding the current directors of the Company is set forth below. The Company's bylaws provide that the Board of Directors is divided into three classes, each class serving staggered three-year terms. The Board of Directors currently consists of two directors. David L. Treadwell was elected as a director pursuant to a written consent executed on April 24, 2000 by the holders of 95% of the Company's Common and First Series Preferred Shares. Scott
K. Koepke was elected as a director by the Board of Directors to fill the vacancy created by the death of Heinz C. Prechter in 2001. C. Michael Kojaian and Lawrence P. Doyle each resigned as director of the Company after QP Acquisition acquired 9,441,420 Common Shares and 1,952,352 Preferred Shares of the Company from ASC Holdings in May 2002. Each director will hold office until the annual meeting of the stockholders for the year within which their term expires, or, in each case, until his successor is elected and qualified. Vacancies existing in the Board may be filled by a majority vote of the remaining directors.

The members of the Board of Directors as of the date of filing this report on Form 10-K are as follows:

     Name                     Age    Position               Term to Expire:
     ----                     ---    --------               ---------------
     David L. Treadwell       48     Director                    2003

     Scott K. Koepke          53     Director                    2003


EXECUTIVE OFFICERS

The Company's Executive Officers as of the date of filing of this report on Form 10-K are identified below and serve at the discretion of the Board of Directors.

      Name                              Age        Position
      ----                              ---        --------
      Scott K. Koepke                    53        President and Chief Operating Officer
      Robert A. Naglick                  45        Vice President, Chief Financial Officer, Treasurer and
                                                   Secretary
      Joseph Z. Kwapisz                  56        Vice President - Sales and Marketing

Mr. Naglick has notified the Company of his intention to resign as an officer of the Company effective June 8, 2003.

Following each director's and executive officer's name is a brief account of his or her business experience during the past five years.

DAVID L. TREADWELL

Mr. Treadwell became Chairman of the Company in May of 1999 upon ASC Holding's acquisition of a controlling interest in the Company. Mr. Treadwell served as Chairman of the Board of Directors and the Chief Executive Officer of the Company from May 27, 1999 until his resignation from those offices, which became effective on March 31, 2003. He remains a director of the Company. He also served as Chairman of ASC Incorporated, and as the President and Chief Executive Officer of Prechter Holdings, Inc. and affiliated companies which had been owned by Heinz C. Prechter, some of which were acquired by an affiliate of QP Acquisition in May and June 2002. These companies include ASC Incorporated, an automotive systems company specializing in open air and specialty vehicle systems; and Heritage Development Corporation, a real estate and development activity. Mr. Treadwell is also a director of Flatrock Metals, Cadillac Coffee and Third Fifth Bank (Regional Board).

SCOTT K. KOEPKE

Mr. Koepke was elected President and Chief Operating Officer of the Company on April 24, 2000. He has also served in various executive offices of ASC Incorporated since October 1999. At the present time, he serves as the Chief Operating Officer of ASC Incorporated. Prior to joining ASC Incorporated, Mr. Koepke was a plastics industry consultant from 1997 to 1999, and spent 20 years with Owens Corning in both new product development and international operations.

ROBERT A. NAGLICK

Mr. Naglick was appointed Vice President and Chief Financial Officer of the Company on August 16, 2000. He was also appointed as Treasurer in August 2001 and as Secretary in April 2003. Prior to joining the Company, Mr. Naglick was Director-Operations Finance for ASC Incorporated and held various finance positions with ASC Incorporated since 1996.

JOSEPH Z. KWAPISZ

Mr. Kwapisz was appointed Vice President of Sales and Marketing on July 1, 2000. Prior to his appointment, Mr. Kwapisz was with the Company's exclusive sales agency, MB Associates, as Vice President of Sales and Marketing from 1992 through June of 2000.

OTHER EXECUTIVES DURING 2002

LORI E. KOENIG

Ms. Koenig was appointed Secretary of the Company in June 2002 and resigned in April 2003. Over the last five years, Ms. Koenig served in various executive offices of Prechter Holdings, Inc. and affiliated companies which had been owned by Heinz C. Prechter, some of which were acquired by an affiliate of QP Acquisition in May 2002.

GARY A. SMALLEY

Gary A. Smalley served as General Manager of Dayton Parts from August 1996 until the completion of the sale of Dayton Parts in February, 2003. As such, he was an executive officer of the Company during that period. Prior to joining Dayton Parts, Mr. Smalley was Vice President and General Manager of Allparts, Inc. from July 1995 to August 1996, a former subsidiary of the Company.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 generally requires the Company's Directors and Executive Officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common shares of the Company. Directors, Executive Officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the 2002 fiscal year, all Section 16(a) filing requirements applicable to its Directors, Executive Officers and 10% owners were met.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Each director of the Company who was not an officer or employee of the Company is entitled to receive a semi-annual director's fee of $3,000 and is reimbursed for expenses of attending Board of Directors and committee meetings. Neither Mr. Treadwell nor Mr. Koepke received any compensation for their services as directors during 2002. The Company's Director Stock Option Plan was terminated by the Company's Board of Directors on November 22, 2000.

SUMMARY COMPENSATION TABLE OF EXECUTIVE OFFICERS

The following table sets forth information for the fiscal years ended December 31, 2002, 2001 and 2000 concerning compensation of the Company's Chief Executive Officer and each of the Company's executive officers whose total annual salary and bonus exceeded $100,000 in 2002.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                       FISCAL                                            OTHER ANNUAL      ALL OTHER
NAME AND POSITION                       YEAR      SALARY (1)              BONUS        COMPENSATION (2)   COMPENSATION
-----------------                      ------     ----------             ------        ----------------   ------------
David L. Treadwell  (3)                 2002              -                    -              -                -
Chairman of the Board                   2001              -                    -              -                -
and Chief Executive Officer             2000              -                    -              -                -

Scott K. Koepke (4)                     2002       $204,979  (4)         $90,000              -           $5,000  (6)
President and                           2001        190,000  (4)          66,680              -           $9,800  (6)
Chief Operating Officer                 2000        120,000  (4)          75,000              -            7,200  (6)

Robert A. Naglick (5)                   2002        140,530  (5)          40,125              -            4,052  (6)
Vice President, Chief                   2001        128,646  (5)           7,624                           8,859  (6)
Financial Officer, Treasurer            2000         50,240  (5)          19,000                           2,500  (6)
and Secretary

Joseph Z. Kwapisz (7)                   2002        175,000               35,000              -                   (6)
Vice President-Sales &                  2001        175,000               35,000              -            9,800  (6)
Marketing                               2000         87,500               17,500              -            6,300  (6)

Gary Smalley(8)                         2002        135,000                8,775              -            2,200  (6)
General Manager                         2001        135,000                4,320              -            6,210  (6)
Dayton Parts, Inc.                      2000        135,000                    -              -            8,100  (6)

(1) Amounts represent the dollar value of base salary earned by the named executive officer during the fiscal year covered as reported on the officer's W-2.

(2) The dollar value of perquisites provided to each of the named executive officers does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(3) Mr. Treadwell does not receive compensation for his services directly from the Company. Since August 2002, his services were provided to the Company in accordance with his Employment Agreement with Heritage Holdings, Inc., which is dated August 13, 2002. Until QP Acquisition acquired approximately 95% of the voting stock of the Company from ASC Holdings in May 2002, Mr. Treadwell provided his services to the Company pursuant to a Consulting Services Agreement with ASC Holdings dated May 27, 1999. Payments made by the Company under this Consulting Services Agreement for the year ended December 31, 2002 were $0, for the year ended 2001 were $208,333, for the year ended 2000 were $250,000 (see Item 13 "Certain

      Relationships and Related Transactions"). Mr. Treadwell resigned his positions as Chief Executive Officer and Chairman of the Board of Directors of the Company effective on March 31, 2003; he remains as a director of the Company.

(4) Mr. Koepke was appointed President and Chief Operating Officer on April 24, 2000. Total salary and other compensation paid to Mr. Koepke represents amounts paid by the Company, of which $49,082, $32,141, and $24,376 were reimbursed by ASC Incorporated, an affiliate of the Company, for 2002, 2001, and 2000, respectively, for services rendered by Mr. Koepke to ASC Incorporated.

(5) Mr. Naglick was appointed Vice President and Chief Financial Officer on August 16, 2000. Mr. Naglick was also appointed Treasurer in August 2001 and Secretary in April 2003. Total salary and other compensation paid to Mr. Naglick represents amounts paid by the Company, of which $18,366, $26,318, and $8,523 were reimbursed by ASC Incorporated, an affiliate of the Company, for 2002, 2001, and 2000, respectively, for services rendered by Mr. Naglick to ASC Incorporated.

(6) Represents the amount contributed by the Company to the employee's account under the Company's 401(k) Savings Plan.

(7)   Mr. Kwapisz was appointed Vice President-Sales and Marketing on July 1,
      2000.

(8) Effective with the sale of Dayton Parts in February 2003, Mr. Smalley was no longer an executive officer of the Company. On August 1, 2002, Dayton Parts entered into an Executive Severance Agreement with Mr. Smalley under which Mr. Smalley was entitled to certain severance payments if his employment was terminated under circumstances following a change in control of Dayton Parts. The purchaser of Dayton Part's assets assumed the Executive Severance Agreement with Mr. Smalley in February 2003. As a result, the Company no longer has any payment or other obligations to Mr. Smalley.

AGGREGATE OPTION EXERCISE IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth information concerning the value of unexercised stock options held by each named Executive Officer of the Company as of December 31, 2002.

                                                                             Value of Unexercised
                                      Number of Unexercised                  In-the-Money Options
                                  Options at December 31, 2002               at December 31, 2002
     Name                           Exercisable/Unexercisable            Exercisable/Unexercisable (1)
------------------                ----------------------------           -----------------------------
David L. Treadwell                             0/0                                    $0/0
Scott K. Koepke                                0/0                                    0/0
Robert A. Naglick                              0/0                                    0/0
Joseph Z. Kwapisz                              0/0                                    0/0
Gary Smalley                                 25,000/0                                 0/0
Lori E. Koenig                                 0/0                                    0/0

(1) In calculating the value of unexercised in-the-money options at December 31, 2002, the Company used a market value of $.001 per share, the closing price of shares of Common Shares on the OTC Bulletin Board on December 31, 2002.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS; BONUS AWARDS

Employment Agreement and Bonus Award Letter for Scott K. Koepke

Pursuant to a Letter Agreement, dated as of April 18, 2002, between JPE, Inc., ASC Incorporated and Scott K. Koepke, as amended on September 10, 2002 (the "Koepke Letter Agreement"), ASC Incorporated agreed to make Mr. Koepke available to the Company to serve as the President and Chief Operating Officer of the Company. Under the agreement, the Company agreed to include Mr. Koepke on its payroll, pay him an annual base salary equal to $225000, provide him benefits in accordance with the Company's employee benefit plans and grant him four weeks paid vacation per year.

The Koepke Letter Agreement further includes the right of Mr. Koepke to the use of a Company-owned or -leased automobile of a type that the Board of Directors deems appropriate. The Company must pay all costs associated with the use of such automobile, except for Mr. Koepke's personal use of it.

The Koepke Letter Agreement also provides Mr. Koepke with the right to receive $150,000 in cash from the Company within 30 days following any change of control or liquidation of the Company occurring before April 18, 2004.

By another letter agreement among the Company and Mr. Koepke in February 2003, Mr. Koepke forfeited the right to receive $150,000 upon a change in control or liquidation of the Company under the Koepke Letter Agreement in exchange for the Company's payment of a $90,000 bonus relating to his contribution to the improvement of the Company's performance in 2002.

Under an additional letter agreement among the Company, ASC Incorporated and Mr. Koepke, dated March 3, 2003, the Company agreed that effective as soon as possible, Mr. Koepke would be included on ASC Incorporated's payroll rather than JPE's payroll and that his annual base salary under the Koepke Letter Agreement would be increased to $250,000. Furthermore, ASC Incorporated agreed to reimburse the Company for 80% of Mr. Koepke's base salary and benefits paid to him under the Koepke Letter Agreement from January 1, 2003 until the date on which Mr. Koepke is transferred to the employ of ASC Incorporated. This letter agreement also effectively modified the Koepke Letter Agreement so that ASC Incorporated, instead of the Company, would provide benefits to Mr. Koepke and the Company would reimburse ASC Incorporated for 20% of Mr. Koepke's base salary and 20% of the cost of his benefits so long as Mr. Koepke continues to provide services to the Company.

Under a Bonus Award Letter dated June 21, 2002 between the Company and Scott K. Koepke, the President and Chief Operating Officer of the Company, Mr. Koepke is entitled to a bonus equal to 4% of the principal and interest paid to ASC Incorporated in respect to a $15 million loan that ASC Incorporated made to the Company in February, 2001 (the "ASC Loan") from the proceeds of the sale of Dayton Parts and Plastic Trim after other obligations of the Company are paid. Under the Bonus Award Letter, Mr. Koepke is also entitled to 4% of any net proceeds received by QP Acquisition in connection with a change of control of the Company. QP Acquisition will not receive any proceeds from the sale of Dayton Parts or Plastic Trim.

Executive Severance Agreement, Bonus Award Letter and Completion Bonus Letter for Robert A. Naglick

On June 21, 2002, the Company entered into an Executive Severance Agreement with Mr. Robert A. Naglick, a Vice President, Chief Financial Officer and Treasurer of the Company. In April 2003, Mr. Naglick was also appointed as Secretary of the Company. The agreement provides that, if the Company terminates Mr. Naglick on or within one year following a change of control of the Company, Mr. Naglick would be paid an amount in cash equal to one (1) year of his base salary immediately prior to the change of control minus the amount of his base salary that he earns in the period between the change of control and the date of his termination. Mr. Naglick is also entitled to payment for medical insurance coverage for a period of up to 12 months after a change of control (or for such shorter period as commences after their termination of employment subsequent to a change of control and ends 12 months after a change of control). The Company would not be obligated to make the severance payment or pay for Mr. Naglick's medical insurance coverage, however, if Mr. Naglick is terminated due to his death, disability or voluntary retirement or for "cause." Under the agreement, Mr. Naglick would be deemed to be terminated for "cause" if he: (i) materially failed to perform his assigned duties and not cured such failure (if curable) within fifteen (15) days of his receipt of written notice of the failure; (ii) materially breached any provision of the agreement and not cured such breach (if curable) within fifteen (15) days of his receipt of written notice of the breach; (iii) engaged in personal dishonesty in connection with his assigned duties or that harms or is intended to harm the Company; (iv) engaged in gross misconduct or gross negligence in connection with his assigned duties or that harms or is intended to harm the Company; (v) engaged in a breach of fiduciary duty to the Company involving personal profit; (vi) willfully violated any law, rule, regulation, or final cease-and-desist order (other than minor traffic violations or similar offenses); or (vii) engaged in other serious misconduct of such a nature that his continued employment may reasonably be expected to affect the Company or its reputation adversely.

Furthermore, if ASC Incorporated, an affiliate of the Company, offers Mr. Naglick a position with comparable pay and benefits to what he would receive from the Company under his Executive Severance Agreement, Mr. Naglick must accept ASC Incorporated's offer in lieu of the severance payment under his Executive Severance Agreement.

The Executive Severance Agreement also includes covenants of Mr. Naglick not to disclose any confidential or proprietary information of the Company and not to engage in, work for, participate in the ownership, management, operation or control of, be connected with, or have any financial interest in, any business engaged in the same or similar activities to those (a) carried on by the Company or its subsidiaries as at the date of the agreement or thereafter or (b) actively considered by the Company or its subsidiaries during the last 24 months of Mr. Naglick's employment with the Company (other than as a passive owner of 1% or less of the stock of a publicly traded company). The prohibited activities include, but are not limited to, the design and manufacture of automotive plastic trim components.

Mr. Naglick has indicated to the Company his intention to voluntarily resign his employment and executive offices with the Company on June 8, 2003. If Mr. Naglick voluntarily leaves the employ of the Company on June 8, 2003 as anticipated, he will forfeit his rights to receive the severance payment under his Executive Severance Agreement.

Under a Bonus Award Letter dated June 21, 2002, the Company agreed to pay Robert Naglick 2% of the principal and interest paid by the Company to ASC Incorporated in respect to the ASC Loan from the proceeds of the sale of Dayton Parts and Plastic Trim after other obligations of the Company are paid and 2% of any net proceeds received by QP Acquisition upon a change of control of Company, as long as he remains an employee of the Company on the applicable payment date. The Company contemplates paying a bonus to Mr. Naglick based on payments to ASC Incorporated whether or not he remains employed with the Company or its affiliates as of the date the bonus payment is actually paid to him. QP Acquisition will not receive any proceeds from the sale of Dayton Parts or Plastic Trim.

On July 15, 2002, the Company entered into a Completion Bonus Letter with Mr. Naglick pursuant to which the Company agreed to pay Mr. Naglick $66,875 in cash in connection with a change in control of the Company if Mr. Naglick uses his best efforts to perform his duties and remains employed with the Company through the date of such change in control.

The terms of the Completion Bonus Letter have been modified by a subsequent letter agreement dated May 15, 2003. The letter agreement provides that, based on Mr. Naglick's efforts on behalf of the Company, if he remains employed with the Company through June 8, 2003 and the sale of Plastic Trim's assets to the Buyer closes before the end of 2003, Mr. Naglick will receive a completion bonus of $26,875 as a result of such sale. The letter agreement further provides that if he remains employed with the Company through June 8, 2003 and executes a general release of all claims that he may have against the Company and its affiliates, Mr. Naglick will receive a completion bonus of $40,000, upon the effective date of such general release, that is related to the sale of Dayton Parts that was completed in February 2003. The subsequent letter agreement also confirms that Mr. Naglick would not be entitled to any severance payment or medical insurance coverage payments under his Executive Severance Agreement.

Executive Severance Agreement, Bonus Award Letter and Completion Bonus Letter for William J. Carroll

On June 21, 2002, Plastic Trim entered into an Executive Severance Agreement with Mr. William J. Carroll, General Manager of Plastic Trim. The Agreement provides that, if Plastic Trim terminates Mr. Carroll on or within one year following a change of control of Plastic Trim, Mr. Carroll would be paid an amount in cash equal to one (1) year of his base salary immediately prior to the change of control minus the amount of his base salary that he earns in the period between the change of control and the date of his termination. Mr. Carroll is also entitled to payment for medical insurance coverage for a period of up to 12 months after a change of control (or for such shorter period as commences after their termination of employment subsequent to a change of control and ends 12 months after a change of control). Plastic Trim would not be obligated to make the severance payment or pay for Mr. Carroll's medical insurance coverage, however, if Mr. Carroll is terminated due to his death, disability or voluntary retirement or for "cause." Under the agreement, Mr. Carroll would be deemed to be terminated for "cause" if he: (i) materially failed to perform his assigned duties and not cured such failure (if curable) within fifteen (15) days of his receipt of written notice of the failure; (ii) materially breached any provision of the agreement and not cured such breach (if curable) within fifteen (15) days of his receipt of written notice of the breach; (iii) engaged in personal dishonesty in connection with his assigned duties or that harms or is intended to harm Plastic Trim; (iv) engaged in gross misconduct or gross negligence in connection with his assigned duties or that harms or is intended to harm Plastic Trim; (v) engaged in a breach of fiduciary duty to Plastic Trim involving personal profit; (vi) willfully violated any law, rule, regulation, or final cease-and-desist order (other than minor traffic violations or similar offenses); or (vii) engaged in other serious misconduct of such a nature that his continued employment may reasonably be expected to affect Plastic Trim or its reputation adversely.

Furthermore, if ASC Incorporated, an affiliate of the Company, offers Mr. Carroll a position with comparable pay and benefits to what he would receive from Plastic Trim under his Executive Severance Agreement, Mr. Carroll must accept ASC Incorporated's offer in lieu of the severance payment under his Executive Severance Agreement.

Under a Bonus Award Letter dated June 21, 2002, the Company agreed to pay Mr. Carroll, 2% of the principal and interest paid by the Company to ASC Incorporated in respect to the ASC Loan from the proceeds of the sale of Dayton Parts and Plastic Trim after other obligations of the Company are paid and 2% of any net proceeds received by QP Acquisition upon a change of control of Company, as long as he remains an employee of Plastic Trim on the applicable payment date. The Company contemplates paying a bonus to Mr. Carroll based on payments to ASC Incorporated whether or not he remains employed with Plastic Trim or its affiliates as of the date the bonus payment is actually paid to him. QP Acquisition will not receive any proceeds from the sale of Dayton Parts or Plastic Trim.

On July 15, 2002, Plastic Trim entered into a Completion Bonus Letter with Mr. Carroll pursuant to which Plastic Trim agreed to pay Mr. Carroll $57,756 in cash in connection with a change in control of the Plastic Trim if Mr. Carroll uses his best efforts to perform his duties and remains employed with Plastic Trim through the date of such change in control.

OPTION GRANTS IN LAST FISCAL YEAR

There were no stock options exercised or granted during the fiscal year ended December 31, 2002.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

During 1993, Section 162(m) of the Internal Revenue Code was enacted to limit the corporate deduction for compensation paid to each of the five most highly compensated executive officers of a publicly-held corporation to $1 million per year, unless certain requirements are met. The Compensation Committee has reviewed the impact of this legislation on the Company's executive compensation plans and concluded that this legislation should not apply to limit the deduction for executive compensation paid by the Company in 2002.

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

Introduction and Organization

The current member of the Compensation Committee is David L. Treadwell. The duties of the Compensation Committee include the review and development of compensation programs for key management, the evaluation of executive performance, the administration of the Company's compensation programs and the provision of recommendations about compensation matters to the Board of Directors.

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

Base Salaries

Base salary is determined for each of the Company's key executives by the Compensation Committee based upon recommendations of the Company's President and Chief Operating Officer. Factors affecting executive salary determinations include experience, leadership, the Company's performance and achievements, individual initiative, performance and achievements and an evaluation of the responsibilities of the position held by the executive. No specific weighting of factors is used.

Bonuses

The Company awards its executive officers discretionary bonuses deemed appropriate by the Compensation Committee. Bonuses are intended to provide incentives to achieve the Company's financial and operational goals and increase shareholder value, as well as to recognize an executive's individual contributions to the Company. Factors affecting executive bonus determinations include an evaluation of the Company's results and the executive's initiative, performance and achievements, and the executive's salary. The Compensation Committee does not use any specific weighting of factors. The Compensation Committee obtains recommendations from the President and Chief Operating Officer as to executive officer bonuses based on an evaluation of each individual executive's performance during the year.

During fiscal 2002, the Company and its subsidiaries entered into various agreements to pay bonuses to certain executive officers. The material terms of the bonus agreements are summarized above in " - Employment Contracts, Termination of Employment and Change-in-Control Arrangements; Bonus Awards."

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

Chief Executive Officer Compensation

David L. Treadwell, Chief Executive Officer of the Company during the fiscal year 2002 and until March 31, 2003, did not receive compensation for his services directly from the Company. During fiscal 2002 until QP Acquisition acquired 95% of the voting stock of the Company in May 2002, his services were provided to the Company pursuant to a Consulting Services Agreement with ASC Holdings dated May 27, 1999 (see Item 13 "Certain Relationships and Related Transactions"). Beginning in August 2002, Mr. Treadwell's services were provided to the Company as required by his Employment Agreement with Heritage Holdings, Inc., which is dated August 13, 2002.

By the Compensation Committee

David L. Treadwell

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2002 and until his resignation on March 31, 2003, Mr. Treadwell did not receive compensation for his services directly from the Company; however, companies of which Mr. Treadwell served as an officer and director received consulting payments from or were otherwise affiliated with companies that are lenders to or have otherwise provided services to the Company (see Item 13 - "Certain Relationships and Related Transactions").

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

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
             AMONG JPE, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                                AND A PEER GROUP

                                  (LINE GRAPH)

                                                     Cumulative Total Return
                                                     -----------------------
                                  12/97      12/98      12/99       12/00      12/01      12/02
                                  -----      -----      -----       -----      -----      -----
JPE, INC.                        100.00       8.99       1.13        0.54       0.18       0.02
NASDAQ STOCK MARKET (U.S.)       100.00     140.99     261.48      157.42     124.89      86.33
PEER GROUP                       100.00     118.57      73.41       42.79      54.38       9.38

* $100 invested on 12/31/97 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information relating to the beneficial ownership of outstanding shares of Common Shares and First Series Preferred Shares of the Registrant by each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Shares and First Series Preferred Shares as of March 31, 2003.

BENEFICIAL OWNERS OF MORE THAN 5% OF SHARES

                                     NAME AND ADDRESS OF                            AMOUNT & NATURE OF      PERCENT
TITLE OF CLASS                         BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP     OF CLASS
--------------                         ----------------                            --------------------     --------
Common Shares         QP Acquisition #2, Inc.(1)                                              9,441,420       67.2%
                      Questor Partners Fund II, L.P.(2)
                      Questor Side-by-Side Partners II, L.P.(2)
                      Questor Side-by-Side Partners II 3(c)(1), L.P.(2)
                      103 Springer Building
                      3411 Silverside Road
                      Wilmington, Delaware 19810

                      David L. Treadwell(3)                                                   9,441,420       67.2%
                      One Heritage Place, Suite 150
                      Southgate, MI  48195

First Series          QP Acquisition #2, Inc.(1)                                          1,952,352 (1)       98.9%
Preferred Shares      Questor Partners Fund II, L.P.(2)
                      Questor Side-by-Side Partners II, L.P.(2)
                      Questor Side-by-Side Partners II 3(c)(1), L.P.(2)
                      103 Springer Building
                      3411 Silverside Road
                      Wilmington, Delaware 19810

                      David L. Treadwell(3)                                                   1,952,352       98.9%
                      One Heritage Place, Suite 150
                      Southgate, MI  48195

(1) QP Acquisition has pledged these shares of the Company as collateral to secure the Company's $9 million Revolving Credit loan from Comerica Bank.

(2) Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P. and Questor Side-by-Side Partners II 3(c)(1), L.P. own controlling interests in QP Acquisition and each, therefore, may be deemed to beneficially own QP Acquisition's shares of JPE, Inc. within the meaning of Rule 13d-3.

(3) Mr. Treadwell is a director of JPE, Inc., was Chief Executive Officer of JPE, Inc. until March 31, 2003, and owns 21% of the shares of QP Acquisition and may, therefore, be deemed to beneficially own QP Acquisition's shares of JPE, Inc. within the meaning of Rule 13d-3.

SECURITIES OWNERSHIP OF MANAGEMENT

                                       NAME OF AND ADDRESS                         AMOUNT & NATURE OF       PERCENT
TITLE OF CLASS                           BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP      OF CLASS
--------------                           ----------------                         --------------------      --------
Common Shares         David L. Treadwell(1)                                                 9,441,420           67.2%
                      Director
                      One Heritage Place, Suite 150
                      Southgate, MI  48195

                      Scott K. Koepke                                                               0              *%
                      Director, President and Chief Operating Officer
                      1030 Doris Road
                      Auburn Hills, MI  48326-2613

                      Robert A. Naglick                                                             0              *%
                      Vice President, Chief Financial Officer
                      1030 Doris Road
                      Auburn Hills, MI  48326-2613

                      Joseph Z. Kwapisz(1)                                                      4,200              *%
                      Vice President - Sales and Marketing
                      1030 Doris Road
                      Auburn Hills, MI  48326-2613

                      Lori Koenig(2)                                                                0              *%
                      Secretary
                      1030 Doris Road
                      Auburn Hills, MI 48326-2613

                      Directors & executive officers of the Company as a group              9,445,620           67.3%

First Series          David L. Treadwell(1)                                                 1,952,352           98.9%
Preferred Shares      Director
                      One Heritage Place, Suite 150
                      Southgate, MI  48195

                      Scott K. Koepke                                                               0              *%
                      Director, President and Chief Operating Officer
                      1030 Doris Road
                      Auburn Hills, MI  48326-2613

                      Robert A. Naglick                                                             0              *%
                      Vice President, Chief Financial Officer
                      1030 Doris Road
                      Auburn Hills, MI  48326-2613

                      Joseph Z. Kwapisz                                                         6,898              *%
                      Vice President - Sales and Marketing
                      1030 Doris Road
                      Auburn Hills, MI  48326-2613

                      Lori Koenig(2)                                                                0              *%
                      Secretary
                      1030 Doris Road
                      Auburn Hills, MI 48326-2613

                      Directors & executive officers of the Company as a group              1,959,250           99.3%

(1) Mr. Treadwell is a director of JPE, Inc., was Chief Executive Officer of JPE, Inc. until March 31, 2003, and owns 21% of the shares of QP Acquisition and may, therefore, be deemed to beneficially own QP Acquisition's shares of JPE, Inc. within the meaning of Rule 13d-3.

(2)   Lori Koenig resigned as Secretary April 15, 2003.

*     Less than 1.0%.

EQUITY COMPENSATION PLANS

The table below provides aggregate information relating to the Company's employee option plans as of December 31, 2002. Additional information concerning such employee option plans is provided in "Report of Compensation Committee - Long Term Incentives," above.

       Plan Category                          (a)                                (b)                               (c)

                                  Number of securities to be         Weighted-average exercise            Number of securities
                                  issued upon exercise of            price of outstanding options,      remaining available for
                                  outstanding options, warrants      warrants and rights                future issuance under
                                  and rights                                                            equity compensation plans
                                                                                                        (excluding securities
                                                                                                        reflected in column (a))
----------------------------      -----------------------------      -----------------------------      -------------------------
Equity compensation plans                     51,750                             $7.25                               0
approved by security holders
Equity compensation plans                          0                             $0.00                               0
not approved by security
holders
Total                                         51,750                             $7.25                               0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 27, 1999, the Company entered into a Consulting Services Agreement with ASC Holdings which required payment of $250,000 annually, payable monthly, for consulting services provided by ASC Holdings with respect to various business, operating, management, legal and financial matters. No payments were made under this consulting arrangement in 2002, and the Consulting Services Agreement was terminated upon QP Acquisition's purchase of 95% of the voting stock of the Company that was owned by ASC Holdings.

In connection with the rendering of services by the Company's executive officers and other key management personnel to ASC Incorporated, the Company received reimbursement of $352 thousand for actual costs incurred by the Company during 2002. In addition, the Company paid $273 thousand during 2002 to ASC Incorporated for rent, technical and quality control services, and information technology support. An affiliate of QP Acquisition owns all of the outstanding capital stock of ASC Incorporated.

The Company's $15 million and $3 million subordinated demand notes to ASC Incorporated accrued interest at ASC Incorporated's cost of borrowing. As of December 31, 2002, $105 thousand of interest was paid to ASC Incorporated and $0 of interest was accrued and payable to ASC Incorporated. The April 16, 2002 amendment to the Comerica Facility prohibits the Company from paying interest to ASC Incorporated on the $15 million note.

In February 2001, prior to ASC Incorporated becoming an affiliate of QP Acquisition, ASC Incorporated made the ASC Loan to the Company in the principal amount of $15,000,000. At the same time, ASC Incorporated also provided the Company with a $3 million line of credit. The ASC Loan and the line of credit were required by Comerica Bank as a condition to Comerica Bank refinancing the Company's loan at that time. At the time the ASC

Loan and line of credit were provided, ASC Incorporated was owned by Heinz C. Prechter, deceased, who was also the principal beneficial shareholder of the Company. The line of credit was not utilized after an affiliate of QP Acquisition acquired ASC Incorporated and is no longer in effect. The ASC Loan provides that it bears interest at ASC Incorporated's cost of borrowing (during the period that interest was paid it was paid at ASC Incorporated's actual weighted average cost of borrowing of approximately 4.5%). The principal amount of the loan is payable on demand and interest is payable monthly. As of December 31, 2002, $105 thousand of interest was paid to ASC Incorporated and $0 of interest was accrued and payable to ASC Incorporated. As Comerica Bank has restricted the Company from paying interest on the ASC Loan, the Company has ceased accruing interest for such loan. The Company granted ASC Incorporated a security interest in substantially all of the Company's assets to secure repayment of the loan. The security interest of ASC Incorporated in the Company's assets and its right to receive payment from the Company is subject and subordinate to all obligations of the Company to Comerica Bank. Proceeds from the sale of Plastic Trim's assets as well as any proceeds received by the Company from the escrow established in connection with the sale of Dayton Parts will be used to pay transaction related expenses, pay the secured debt of Comerica Bank and pay obligations to other creditors, including a portion of the ASC Loan.

David Treadwell, who is a director of the Company, is also a director of ASC Incorporated. Mr. Treadwell also served between May 27, 1999 and March 31, 2003 as Chairman of the Board and Chief Executive Officer of the Company and was, from May 24, 2002 until September 2002, acting Chief Executive Officer of ASC Incorporated. Until March 31, 2003, Mr. Treadwell also served as an officer and director of various other affiliates of the Company. In addition, Mr. Treadwell owns approximately 21% of the capital stock of QP Acquisition and has approximately a .063% interest in the capital stock of QP Acquisition #1, Inc., and a .07% ownership interest in QP Realty LLC, both affiliates of QP Acquisition. Mr. Treadwell also holds a note payable from QP Acquisition #1, Inc. for approximately $14,425. QP Acquisition #1, Inc. owns all of the issued and outstanding capital stock of ASC Incorporated. QP Realty LLC owns certain real estate, including real estate occupied by ASC Incorporated and subleased to the Company. Mr. Treadwell is entitled to receive severance payments, payment of medical insurance premiums and office space from Heritage Development Company, an affiliate of the Company, until March 31, 2004 or the date he obtains full-time employment from another employer and has agreed to provide consulting services to Heritage Development Corporation and its affiliates. It is currently contemplated that if various performance criteria related to work that Mr. Treadwell continues to do for affiliates of QP Acquisition are met, Mr. Treadwell will receive a bonus from an affiliate of the Company, approximately $25,000 of which would relate to Mr. Treadwell's efforts in advising the Company in connection with the sale of its subsidiaries.

Scott K. Koepke is a director of the Company and its President and Chief Operating Officer. Mr. Koepke is also Chief Operating Officer of ASC Incorporated. Until March 1, 2003, the Company was paying Mr. Koepke his salary and benefits. Until January 1, 2003, ASC Incorporated was reimbursing the Company for approximately 32% of such salary and 20% of the benefits. Starting January 1, 2003, ASC Incorporated began reimbursing the Company for 80% of Mr. Koepke's salary and benefits. Effective March 1, 2003, ASC Incorporated began paying Mr. Koepke his salary and benefits and the Company reimburses ASC Incorporated for 20% of such salary and benefits (such reimbursement is currently approximately $55,000 per year).

Messrs. Koepke and Naglick, who are executive officers of the Company, and William J. Carroll, the General Manager of Plastic Trim, are entitled to certain bonus awards as a result of the sale of Dayton Parts' and Plastic Trim's assets. These bonus awards, and certain other severance payments and benefits due Messrs. Koepke, Naglick and Carroll, are summarized in Item 11 "Executive Compensation - Employment Contracts, Termination of Employment and Change-in-Control Arrangements; Bonus Awards."

The Company has a $150,000 note payable to Joseph Z. Kwapisz, who is currently the Vice President - Sales and Marketing of the Company, in connection with the purchase of MB Associates on July 1, 2000 (see Footnote 1 to the Financial Statements in Part II, Item 8). Mr. Kwapisz is one of the former owners of MB Associates.


ITEM 14 CONTROLS AND PROCEDURES.

Evaluation. Within the 90 days prior to the date of this report on Form 10-K, the Company evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the President and Chief Operating Officer acting as Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to us during the period when our periodic reports are being prepared.

In accordance with SEC requirements, the CEO and CFO note that, to the best of their knowledge, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   LISTING OF DOCUMENTS

            (1)   Financial Statements

                  The Company's Consolidated Financial Statements included in
                  Item 8 hereof, as required at December 31, 2000, 2001, and 2002, consist of the following:

                  o     Reports of Independent Auditors

                  o     Consolidated Balance Sheets

                  o     Consolidated Statements of Operations

                  o     Consolidated Statements of Shareholders' Equity

                  o     Consolidated Statements of Cash Flows

                  o     Notes to Consolidated Financial Statements


            (2)   Financial Statement Schedule

                  The financial statement schedule of the Company appended hereto, as required for the years ended December 31, 2000, 2001 and 2002, consists of the following:

                  II.   Valuation and Qualifying Accounts

            (3)   Exhibits

                  See Exhibit Index.


      (b)   REPORTS ON FORM 8-K

            The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended December 31, 2002, but did file a report on Form 8-K with the Securities and Exchange Commission on March 4, 2003.

ITEM 16. PRINCIPAL ACCOUNTANT, FEES AND SERVICES

The Board of Directors has reappointed Ernst & Young as independent accountants to audit the financial statements of the Company for the current fiscal year, and to review financial statements contained in the Company's interim period reports on Form 10Q in accordance with the Statement on Auditing Standards No. 71.

Audit Fees

Total fees paid to Ernst & Young by the Company for its audit of the Company's 2002 financial statements and for its review of financial statements on Form 10Q were $165,000

Audit Related Fees

The total fees paid to Ernst & Young for audit related services were $23,500 during 2002.

Tax Fees

The Company paid Ernst & Young $79,000 for tax services for the year ended December 31, 2002. The types of tax services provided included assistance with tax compliance and the preparation of tax returns, tax consultation, and planning.

Financial Information Systems Design and Implementation Fees

The Company did not pay any fees to Ernst & Young in 2002 for financial information systems design and implementation services.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on May 22, 2003 by the undersigned, thereunto duly authorized.

                                    JPE, INC.

                                    By:      /s/ Robert A. Naglick
                                        -------------------------------
                                    Robert A. Naglick
                                    Vice President, Chief Financial Officer and
                                    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ David L. Treadwell                      Director                            May 22, 2003
---------------------------
David L. Treadwell


/s/ Scott K. Koepke                         President                           May 22, 2003
------------------------------------
Scott K. Koepke                             Chief Operating Officer


/s/ Robert A. Naglick                       Vice President                      May 22, 2003
------------------------------------
Robert A. Naglick                           Chief Financial Officer
                                            Principal Accounting Officer

                                  CERTIFICATION


I, Scott K. Koepke, President and Chief Operating Officer of JPE, Inc., certify that:

1.    I have reviewed this Annual Report on Form 10-K of JPE, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            (c) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003                                /s/ Scott K. Koepke
                                                  -----------------------------
                                                  Scott K. Koepke
                                                  President and Chief
                                                  Operating Officer

                                  CERTIFICATION


I, Robert A. Naglick, Vice President and Chief Financial Officer of JPE, Inc., certify that:

1.    I have reviewed this Annual Report on Form 10-K of JPE, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            (c) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 22, 2003                                /s/ Robert A. Naglick
                                                  -----------------------------
                                                  Robert A. Naglick
                                                  Vice President and Chief
                                                  Financial Officer

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

     2.4    Acquisition Agreement dated as of April 6, 1995 among JPE, Inc.,
            Plastic Trim Acquisition Corp. and Plastic Trim, Inc., incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated April 24, 1995.

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

    2.11    Amended and Restated Asset Purchase Agreement, dated as of May 14,
            2003, by and among JPE, Inc., Plastic Trim, Inc. and PTI
            Acquisition, LLC.(1)

    2.12    Plan of Dissolution of the Company.

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

(1) Disclosure schedules omitted. A list of disclosure schedules is included after the table of contents of the Amended and Restated Purchase Agreement. The issuer will furnish a supplementary copy of any omitted disclosure schedule to the Commission upon request.

 EXHIBIT
 NUMBER                               DESCRIPTION
 ------                               -----------
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

 EXHIBIT
 NUMBER                               DESCRIPTION
 ------                               -----------
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

 EXHIBIT
 NUMBER                               DESCRIPTION
 ------                               -----------
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

 EXHIBIT
 NUMBER                               DESCRIPTION
 ------                               -----------
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

 EXHIBIT
 NUMBER                               DESCRIPTION
 ------                               -----------
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

 EXHIBIT
 NUMBER                               DESCRIPTION
 ------                               -----------
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

   10.76    First Amendment to the JPE, Inc. 1993 Stock Incentive Plan for Key
            Employees dated November 22, 2000, incorporated by reference to
            Exhibit 10.76 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

*  10.77    Letter Agreement, dated as of April 18, 2002, between JPE, Inc., ASC
            Incorporated and Scott K. Koepke regarding the employment of Mr.
            Koepke, incorporated by reference to Exhibit 10.6 of the
            Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

*  10.78    Amendment to Letter Agreement, dated as of September 10, 2002, between Scott K. Koepke and JPE, Inc.

*  10.79    Executive Severance Agreement, dated as of June 21, 2002, between
            JPE, Inc., and Robert A. Naglick, incorporated by reference to
            Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for
            the quarterly period ended June 30, 2002.

*  10.80    Completion Bonus Letter Agreement, dated as of July 15, 2002, between JPE, Inc., and Robert A. Naglick, incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q
            for the quarterly period ended June 30, 2002.

*  10.81    Bonus Award Letter Agreement, dated as of June 21, 2002, between
            JPE, Inc., and Robert A. Naglick, incorporated by reference to
            Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for
            the quarterly period ended June 30, 2002.

*  10.82    Letter Agreement, dated as of May 15, 2003, between JPE, Inc. and
            Robert A. Naglick.

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

      21    Subsidiaries of the Registrant, incorporated by reference to Exhibit
            10.39 to the Registrant's Annual Report on Form 10-K dated April 15,
            1999.

      23    Consent of PricewaterhouseCoopers LLP, incorporated by reference to
            Exhibit 23 to the Registrant's Annual Report on Form 10-K dated
            April 15, 1999.

    23.1    Consent of Ernst & Young LLP, filed with this report.

    99.1    Section 1350 Certification of the Company's Principal Executive
            Officer

    99.2    Section 1350 Certification of the Company's Chief Financial Officer

*     Indicates management contract or compensatory plan or arrangement