Form 10-Q
period 2003-03-31
JPE INC
filed 2004-01-30
CIK 884637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

                                 (248) 232-1170
              (Registrant's telephone number, including area code)

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

As of January 30, 2004, there were 14,043,600 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 19 pages, of which this is page 1.

                                    JPE, INC.

                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I.    Financial Information

           ITEM 1.    Financial Statements                                                                     3

           ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations   11

           ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk                              15

           ITEM 4.    Controls and Procedures                                                                 15

PART II.   Other Information                                                                                  16

           ITEM 6.    Exhibits and Reports                                                                    17

           Signature                                                                                          19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    JPE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ($ amounts in thousands)

                                                                          AT                AT MARCH 31,
                                                                      DECEMBER 31,             2003
                                                                         2002                UNAUDITED
                                                                      ------------          ------------
                                  ASSETS

Current assets:
      Cash and cash equivalents                                       $        415          $         87
      Inventory                                                              1,406                 2,055
      Other current assets                                                     790                 3,343
      Assets held for sale, discontinued operations, net                    33,954                13,700
                                                                      ------------          ------------
            Total current assets                                            36,565                19,185

      Property, plant and equipment, net                                        43                    --
      Deferred income tax                                                                             59
      Other assets                                                             306                   222
                                                                      ------------          ------------

            Total assets                                              $     36,914          $     19,466
                                                                      ============          ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                               $     23,338          $      6,937
      Accounts payable                                                       1,135                 2,394
      Accrued liabilities                                                      781                   715
      Accrued liabilities, discontinued operations                          11,945                 7,299
                                                                      ------------          ------------
            Total current liabilities                                       37,199                17,345

      Long-term debt                                                            19                    --
                                                                      ------------          ------------

            Total liabilities                                               37,218                17,345
                                                                      ------------          ------------

Shareholders' equity:
      First Series Preferred Shares, no par value, 50 votes
      per share, 3,000,000 authorized, 1,973,002 shares
      issued and outstanding at March 31, 2003 and December
      31, 2002                                                                 206                   206
      Common stock, no par value, 15,000,000 authorized,
      14,043,600 shares issued and outstanding at March 31,
      2003 and December 31, 2002                                               125                   125
      Accumulated other comprehensive income (expense)                        (460)                 (460)
      Accumulated deficit                                                     (175)                2,250
                                                                      ------------          ------------
            Total shareholders' equity (deficit)                              (304)                2,121
                                                                      ------------          ------------
            Total liabilities and shareholders' equity                $     36,914          $     19,466
                                                                      ============          ============

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

                                    JPE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)

                                                           2002                   2003
                                                        -----------          -------------
Other income                                            $        --          $       3,363
Selling, general and administrative expenses                 (1,288)                (1,277)
                                                        -----------          -------------
Income (loss) from continuing operations                     (1,288)                 2,086
Income from discontinued operations                           1,375                    339
                                                        -----------          -------------

Net income                                              $        87          $       2,425
                                                        ===========          =============

Basic earnings (loss) per share:
         Common Shares                                  $      0.00          $        0.02
         First Series Preferred Shares                  $      0.04          $        1.08
Earnings (loss) per share assuming dilution:
         Common Shares                                  $      0.00          $        0.02
         First Series Preferred Shares                  $      0.04          $        1.08

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                                    JPE, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2003
                                   (Unaudited)
                            ($ amounts in thousands)

                                                                      NET INCOME FOR
                                                    BALANCES AT      THE THREE MONTHS
                                                   DECEMBER 31,       ENDED MARCH 31,        BALANCES AT
                                                       2002                2003             MARCH 31, 2003
                                                   ------------      ----------------       --------------
First Series Preferred Shares:
Shares Outstanding                                    1,973,002                                  1,973,002
Amount                                             $        206                             $          206

Common Stock:
Shares Outstanding                                   14,043,600                                 14,043,600
Amount                                             $        125                             $          125

Accumulated Other Comprehensive Income
(Expense)                                          $       (460)                            $         (460)

Accumulated (Deficit)                              $       (175)     $          2,425       $        2,250
                                                   ------------      ----------------       --------------

Total Shareholders' Equity                         $       (304)     $          2,425       $        2,121
                                                   ============      ================       ==============

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                                    JPE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      For the Three Months ended March 31,
                                   (Unaudited)
                            ($ amounts in thousands)

                                                                2002               2003
                                                            ------------        ------------
Cash flows from operating activities:
     Net income                                             $         87        $      2,425

     Changes in operating assets and liabilities:
              Inventory                                             (415)               (649)
              Other current assets                                   (15)             (2,553)
              Accounts payable                                      (241)              1,259
              Accrued liabilities and income taxes                   185                 (66)
     Discontinued operations                                       1,479              15,608
     Other                                                            31                  68
                                                            ------------        ------------
     Net cash provided by operating activities                     1,111              16,092
                                                            ------------        ------------

Cash flows from financing activities:
     Net repayments of revolving credit facility                  (3,905)            (16,420)
                                                            ------------        ------------
         Net cash provided by financing activities                (3,905)            (16,420)
                                                            ------------        ------------

Cash and cash equivalents:
     Net decrease in cash                                         (2,794)               (328)
     Cash, beginning of period                                     2,794                 415
                                                            ------------        ------------
     Cash, end of period                                    $          0        $         87
                                                            ============        ============

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

                                    JPE, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

A.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies (together with its subsidiaries, the "Company")) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes for the year ended December 31, 2002.

         The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2002.

         In accordance with the terms of a purchase agreement dated May 7, 2002, with ASC Holdings, LLC, QP Acquisition #2, Inc. (QP) acquired 9,441,420 Common Shares and 1,952,352 Preferred Shares of the Company, effective May 31, 2002, for aggregate consideration of $200. The effect of this transaction transferred 95% of the voting securities of the Company from ASC Holdings to QP.

         In accounting for these transactions, the Company has applied purchase accounting as prescribed by the Financial Accounting Standards Board Statement of Accounting Standards 141, Business Combinations and Accounting Principles Board Opinion 16 and Securities and Exchange Commission Staff Accounting Bulletin 54. Under this accounting method, the purchase price has been pushed down into the accompanying financial statements, with the difference between purchase price and the sum of the fair value of the tangible assets acquired less liabilities assumed resulting in negative goodwill, which, at June 1, 2002, reduced the fair value of property, plant and equipment recorded at June 1, 2002, by $1,735.

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

                                    JPE, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of June 1, 2002 including the subsequent adjustment of $12 million of fixed assets discussed above (based on the 95% proportional change in ownership):

  ASSETS
    Current Assets                              $ 28,738
    PPE                                           12,563
    Non-Compete                                      503
                                                --------
             Total Assets Required              $ 41,804
                                                --------

LIABILITIES
    Current Liabilities                         $ 15,673
    Short-term debt                               25,800
    Predecessor Shareholder's basis                  131
                                                --------
             Total Liabilities Assumed          $ 41,604
                                                --------

             New Shareholder Basis              $    200
                                                ========

         As a result of the purchase accounting effective on May 31, 2002, the basis of the assets and liabilities has changed, which necessitates the presentation of Predecessor Company and Successor Company columns in the Consolidated Statements of Operations and Cash Flows.

         At the time QP acquired the shares of the Company from ASC Holdings, as a part of the acquisition by QP and its affiliates of a significant amount of business assets from the Estate of Heinz C. Prechter, the Company was experiencing pre-tax losses and had incurred pre-tax losses since fiscal year 2000. For the years ended December 31, 2000 and 2001, the Company had pre-tax losses of $8,460,000 and $8,136,000, respectively. The Company had pre-tax income of $1,200,000 for the five-month period ended May 31, 2002, and a loss of $200,000 for the seven-month period ended December 31, 2002.

         During July and August, 2002, the Board of Directors of the Company determined that it would be in the best interests of the Company and its creditors to consider a sale of the Company's operating subsidiaries. In February, 2003, the Company sold the assets and liabilities of its Dayton Parts subsidiary for $18,500,000, and used the proceeds from the sale to reduce its then outstanding bank debt. In June 2003, the Company sold the assets and liabilities of the Plastic Trim subsidiary for $8,750,000, and used the proceeds to repay the Comerica facility in full, extinguish other remaining liabilities, and to partially repay the subordinated demand note of $15 million to the extent possible. Management intends to dissolve the Company under the terms and procedures required under the laws of Michigan. As such, both Dayton Parts and Plastic Trim are shown as discontinued operations in the attached financial statements.

                                    JPE, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

B.       DEBT:

         Debt consisted of the following:

                                                    DECEMBER 31, 2002         MARCH 31, 2003
                                                    -----------------         --------------
Revolving Credit Facility-Comerica Bank               $    20,000              $     3,579
Notes Payable-MB purchase                                     338                      338
Subordinated demand note                                    3,000                    3,000
Other                                                          19                       20
                                                      -----------              -----------
                                                      $    23,357              $     6,937
Less:  Current portion                                     23,338                    6,937
                                                      -----------              -----------
                                                      $        19              $        --
                                                      ===========              ===========

         The revolving credit facility with Comerica Bank provides for borrowing options at a prime based rate or Eurodollar rate plus various interest rate margins dependent upon the Company's financial performance beginning January 1, 2002. Advances are subject to a borrowing base restriction equal to 85% of eligible OEM trade receivables, 80% of all other eligible trade receivables, 50% of eligible inventory (up to $9 million), plus an overformula amount of $10 million. The overformula amount decreases semiannually. The initial reduction of $1 million occurred on September 1, 2001. The second and third reductions of $1.25 million each occurred on March 1, 2002 and September 1, 2002. All advances are fully secured by the Company's net assets.

         On February 28, 2003 the Company's Comerica Facility was amended and extended. The revolving credit commitment amount was decreased from $30 million to $9 million as the Company believed $9 million was adequate for its liquidity requirements through June 1, 2003, the remaining term of the loan. In consideration of the amendment, the Company paid Comerica Bank a nonrefundable amendment fee of $200,000. In June 2003, proceeds from the sale of the Plastic Trim subsidiary were used to retire the Comerica Facility in its entirety.

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

         In addition, notes payable of the Company includes $337,500.00 due to the former owners of MB Associates executed in connection with the purchase of MB Associates on July 1, 2000. These notes payable include a $150,000.00 note payable to Joseph Z. Kwapisz, who is currently the Vice President - Sales and Marketing of the Company. These notes payable require payment of $337,500.00 on June 30, 2003. The notes payable are non-interest bearing and are guaranteed by ASC Holdings.

C.       EARNINGS PER SHARE:

         The issuance of the First Series Preferred Shares resulted in the Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128 - Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class of stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the common stock. Shares outstanding for the computation of basic earnings per share were 14,043,600 common shares as of March 31, 2002, and March 31, 2003. The First

                                    JPE, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         Series Preferred Shares outstanding were 1,973,002 shares outstanding as of March 31, 2002 and March 31, 2003. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. The common stock options outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution.

D.       SUBSEQUENT EVENT:

         As discussed in Footnote A, in June 2003 the Company sold its remaining operating assets and is in the process of winding down its business, liquidating its remaining assets and dissolving in accordance with the laws of the State of Michigan.

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

RECENT INFORMATION
GENERAL AND RECENT INFORMATION RELATED TO WINDDOWN OF OPERATIONS

JPE, Inc. (together with its subsidiaries, the "Company"), through its two operating subsidiaries, Dayton Parts, Inc. (DPI) and Plastic Trim, Inc. (PTI) manufactures and distributes automotive and truck components to original equipment manufacturers ("OEMs") and to the aftermarket.

ACQUISITION OF THE COMPANY BY QP ACQUISITION #2, INC. As of December 31, 2001, ASC Holdings, LLC ("ASC Holdings") a Michigan limited liability company, directly and the Heinz C. Prechter estate, indirectly through ASC Holdings, owned a total of 9,441,420 common shares and 1,952,352.19 First Series Preferred Shares of the Company, constituting 95% of the outstanding voting securities of the Company. On May 30, 2002, QP Acquisition #2, Inc. ("QP Acquisition") acquired all of the Common Shares and Preferred Shares owned by ASC Holdings. The Common Shares and Preferred Shares acquired by QP Acquisition represent approximately 67.2% of the issued and outstanding Common Shares of the Company and approximately 98.9% of the issued and outstanding Preferred Shares of the Company. At the time QP Acquisition acquired the shares of the Company from ASC Holdings, as part of the acquisition by QP Acquisition and its affiliates of a significant amount of business assets from the Estate of Heinz C. Prechter, the Company was experiencing pre-tax losses and had incurred pre-tax losses since fiscal year 2000. For the years ended December 31, 2000, 2001, and 2002, the Company had pre-tax losses of $8,460,000 and $8,136,000, and a pre-tax income of $979,000 respectively. However, if the results of Dayton Parts are excluded, the Company had pre-tax losses of $9,430,000, $9,680,000, and $2,103,000, respectively, for such periods.

Under the United States generally accepted accounting principles applicable to purchase accounting, negative goodwill of the Company was allocated to the fair value of the Company's fixed assets as a result of QP Acquisition's purchase of the Company. Also, approximately $15 million of subordinated Debt to an affiliate of the Company was written down to its estimated realizable fair value of $3 million as a result of the transaction.

DIVESTITURE OF DAYTON PARTS, INC. Throughout the Company's fiscal year ended December 31, 2002, the Company wholly owned and operated two subsidiaries:
Dayton Parts and Plastic Trim.

On February 28, 2003, Dayton Parts disposed of substantially all of its assets, pursuant to an Asset Purchase Agreement, dated as of February 7, 2003, by and among Dayton Parts, LLC ("DPLLC"), an affiliate of Gen Cap America, Inc. ("Gen Cap"), Dayton Parts, and the Company. On March 1, 2003, the Company transferred to DPLLC all of the capital stock of Dayton Parts whose remaining significant asset was the capital stock of Brake, Axle & Tandem Company Canada, Inc. ("BATCO"), Dayton Parts' wholly-owned subsidiary, pursuant to a Stock Purchase Agreement dated as of February 7, 2003 by and among DPLLC, Dayton Parts and the Company. The aggregate purchase price, which was determined by arms' length negotiations between the Company and Gen Cap, was $18,500,000 in cash. Under the terms of a related escrow agreement, $1,850,000 of the purchase price will be held in escrow for potential indemnity claims until the one year anniversary of the closing date. The purchase price is subject to a standard post-closing adjustment to reflect changes in net working capital.

DISPOSITION OF PLASTIC TRIM, INC. AND PLAN OF DISSOLUTION. Plastic Trim, which is the Company's sole remaining subsidiary following the sale of Dayton Parts' assets discussed above, manufactures extruded and injection molded plastic exterior trim products. These operations constitute substantially all of the Company's business activities as of March 31, 2003.

On April 7, 2003, the Company executed a letter of intent/term sheet regarding the sale of substantially all of Plastic Trim's assets, and the Company's assets used in the business of Plastic Trim, including substantially all of its tangible property, such as equipment and furniture, to Plastic Trim Acquisition, LLC, an Ohio limited liability company ("Buyer"). The principal owners of Buyer are C. William Mercurio and John Keighley, former shareholders in, and executive officers of Plastic Trim. From and after that date, Buyer and the Company conducted active negotiations culminating in the execution of an Asset Purchase Agreement on April 28, 2003, which was subsequently amended and restated on May 14, 2003.

The Company completed the transactions contemplated by the Plastic Trim Agreement in June 2003. Since the Company does not own any significant assets other than the capital stock of Plastic Trim and the related assets being sold in the transaction, the sale of Plastic Trim's assets and the related assets constituted a sale of substantially all of the Company's assets under Michigan law. A Plan of Dissolution (the "Plan of Dissolution") was adopted by the Board of Directors of the Company on April 24, 2003 and approved by the shareholders of the Company on April 29, 2003, effective on the 20th day following the day on which the Information Statement on Schedule 14C regarding the sale of Plastic Trim and the Plan of Dissolution (the "Information Statement") is mailed to the Company's stockholders. The Plan of Dissolution sets forth the Company plan to wind up its affairs and dissolve following liquidation of Plastic Trim's assets.

BACKGROUND OF RECENT DEVELOPMENTS

REASONS FOR THE SALE OF DAYTON PARTS AND PLASTIC TRIM AND PLAN OF DISSOLUTION. Shortly after QP Acquisition acquired shares of the Company from ASC Holdings, LLC at the suggestion of QP Acquisition, the Company engaged the investment banking firm of W.Y. Campbell & Company ("Campbell") to assist the Board of Directors in considering strategic alternatives for the Company in light of its history of an over-leveraged balance sheet and pre-tax losses. During July and August 2002, the Board of Directors of the Company determined that it would be in the best interests of the Company to consider a sale of the Company's operating subsidiaries, Dayton Parts and Plastic Trim, as the Board believed it would be extremely difficult to restore the Company to appropriate levels of leverage given the Company's history of losses and the financial climate.

As the sale of Dayton Parts in February 2003 and Plastic Trim in June 2003 have left the Company with substantially no assets with which to conduct any operations other than the winding down of its affairs, and as the purchase price of the sale of Plastic Trim's assets as well as the proceeds of the escrow established in connection with the sale of Dayton Parts which is expected to be distributed to the Company will be insufficient to satisfy all of the Company's existing debt obligations, the Board of Directors determined in April 2003 that it would be in the best interests of the Company to dissolve, provide for satisfaction of those debts it will be able to repay, wind down it affairs and cease operations as quickly as possible in order to prevent further losses.

The proceeds of the sale of Plastic Trim's and the Company's assets under the Plastic Purchase Agreement (the "Sale of Assets") were used to pay transaction expenses, to pay the secured debt to Comerica Bank and to pay the former owners referred to above. Any proceeds remaining from the Sale of Assets, together with any other proceeds received from the remaining Company assets, such as the escrow from Dayton Parts, will be used to pay the obligations of the Company, including a portion of the $15 million loan obligation of the Company to ASC Incorporated. THERE ARE NOT EXPECTED TO BE ANY ASSETS TO DISTRIBUTE TO SHAREHOLDERS OF THE COMPANY.

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

In respect to the sale of Plastic Trim, commencing September 2002 Campbell contacted 132 potential acquirers. Of these potential acquirers, 37 executed confidentiality agreements and received offering materials describing Plastic Trim and its business. After reviewing the offering materials, 8 entities elected to conduct further due diligence (including attending management presentations and reviewing documents). After completion of further due diligence, two entities, including Buyer, remained interested in pursuing the transaction. These two entities submitted letters of intent/term sheets during the second half of March 2003. Over the ensuing weeks, each of the two entities reduced their proposed purchase price as the Company results for the 2002 fiscal year were lower than expected.

On April 3, 2003, both letters of intent/term sheets were discussed by the Board of Directors of the Company who decided to pursue a transaction with Buyer. While the cash price offered by the other prospective acquirer was higher by $1,250,000, the Board of Directors of the Company chose to pursue the transaction with Buyer for several reasons. First, Buyer was willing to assume liabilities relating to the operation of the business of Plastic Trim and purchase the assets with only limited representations surviving the closing. The other prospective acquirer was not. The liabilities Buyer was willing to assume included up to $700,000 of unfunded pension liability, thereby effectively reducing the difference in the offer from $1,250,000 to $550,000 (as unfunded pension liability is expected to be at least $700,000 at closing of the Sale of Assets). The other prospective acquirer was also not willing to limit the breadth or coverage of the representations and warranties, while Buyer was willing to take the asset "as is, where is" with only limited representations surviving the closing.

In addition, the other prospective acquirer was not willing to commit to hire substantially all of Plastic Trim's employees, as Buyer was willing to do. Further, the other prospective acquirer was a portfolio company of a financial buyer. Based on the advice of Campbell, as a result of conversations Campbell had with the other prospective acquirer, the Board of Directors believed that the prospective acquirer would have difficulty getting support from its financial sponsor to finance and complete the transaction. Further, even if the transaction could be financed, the prospective acquirer wanted at least 60 days before it would sign a definitive agreement.

By contrast, Buyer's principal owners, C. William Mercurio and John Keighley, had formerly been shareholders in, and executive officers of Plastic Trim, and the Company believed that Buyer would be able to move quickly to complete a transaction and Buyer committed to do so. In fact, because of the time needed for the Company to provide the Information Statement to its shareholders, Buyer required that the Company enter a management agreement ( the "Management Agreement") that would have allowed Buyer to operate the business pending the Company satisfying the requirements of Rule 14c-2 promulgated under Section 14 of the Securities Exchange Act of 1934. Buyer indicated that as it believed operational changes needed to be implemented as soon as possible, it would not proceed with the transaction unless the Management Agreement arrangement was agreed upon. Although, as described below, the requirement for a Management Agreement was substantially deleted, this request was a factor in the Board of Directors belief that a transition could be completed with Buyer in a timely manner. Further, the Board of Directors of the Company was advised by Campbell that Buyer had the financial resources to complete the transaction. The Buyer has represented to Company in the Plastic Trim Purchase Agreement that it has on hand or has access to the funds necessary to enable it to consummate the Sale of Assets and has provided the Company with a copy of a commitment letter from its lender for debt financing sufficient to complete the transaction.

Buyer is a recently formed Delaware limited liability company. Prior to closing the Sale of Assets, it did not, to the Company's knowledge, conduct any substantial business. To the Company's knowledge, C. William Mercurio owns a majority of the outstanding limited liability company membership interests in Buyer. Mr. Mercurio founded Plastic Trim in 1990 and served as its President from 1990 through 1997.

On April 7, 2003, Buyer and the Company executed a letter of intent/term sheet. From and after that date, Buyer and the Company conducted active negotiations culminating in the execution of an Asset Purchase Agreement on April 28, 2003. The parties subsequently amended the Asset Purchase Agreement as of April 30, May 2, and May 6, 2003, each time to permit the Buyer more time to complete its due diligence review of Plastic Trim and to permit Plastic Trim and the Company more time to prepare the disclosure schedules required to be delivered to Buyer. In addition, the Asset Purchase Agreement was amended and restated as of May 14, 2003 (and, in such form, is referred to in this Annual Report on Form 10-K as the Plastic Trim Purchase Agreement) (i) to restructure the post-closing mechanisms for adjusting the purchase price, and (ii) to delete provisions relating to the Management Agreement, which was no longer deemed necessary in light of the reduced time expected to elapse between the completion of Buyer's due diligence and the closing of the Sale of Assets. In June 2003, the sale of Plastic Trim was completed.

The Company did not request or obtain a fairness opinion. The Board of Directors believes that Campbell conducted an exhaustive bidding process for Plastic Trim, that the resulting Sale of Assets represents the best transaction obtainable and that it is not in the best interests of the Company to pay significant expense involved in obtaining a fairness opinion.

RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

As discussed in the "Recent Information" section, the Company sold its two operating divisions in two separate transactions in March 2003 and June 2003 and the Company is in the process of winding down its affairs in order to dissolve the Company under the terms and procedures required under the laws of the State of Michigan. As a result, all operations have been shown as discontinued in the accompanying financial statements. All assets of the

Company will be used to satisfy the Company's liabilities. It is expected that not all liabilities of the Company will be paid in full. Consequently, there are not expected to be any assets to distribute to the shareholders of the Company. No additional discussion regarding the Company's results of operations or liquidity is considered necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

As discussed in Item 2, the Company has no remaining operations. Therefore, no discussion of the market risk is considered necessary.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Operating Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Operating Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                           PART II. OTHER INFORMATION

                                    JPE, INC.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a.       EXHIBITS:

                           31 Rule 13a-14(a)/15d-14(a) Certification of the Company's President and Chief Operating Officer.

                           32 Section 1350 Certification of the Company's President and Chief Operating Officer.

         b.       REPORT ON FORM 8-K:

                           JPE, Inc. filed a Current Report on Form 8-K, dated March 4, 2003, reporting the disposition of substantially all of the assets of Dayton Parts, Inc., a wholly owned subsidiary to Dayton Parts, LLC, an affiliate of Gen Gap America, Inc., on February 28, 2003, pursuant to an Asset Purchase Agreement dated as of February 28, 2003.

                           JPE, Inc. filed a Current Report on Form 8-K, dated June 27, 2003, reporting the disposition of certain of its assets to PTI Acquisition, LLC on June 13, 2003, pursuant to an Amended and Restated Asset Purchase Agreement dated as of May 14, 2003. In addition, on June 11, 2003, a Plan of Dissolution of the Registrant adopted by the majority shareholder of Registrant became effective.

                           JPE, Inc. filed a Current Report on Form 8-K, dated October 17, 2003, reporting that on October 15, 2003, Ernst & Young, LLP resigned as independent public accountants to JPE, Inc.

                                                                      EXHIBIT 31

                                  CERTIFICATION

I, Scott K. Koepke, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of JPE, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

                           (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                           (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                           (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: January 30, 2004

         /s/ Scott K. Koepke
--------------------------------------
Name:  Scott K. Koepke
Title:  President
and Chief Operating Officer

                                                                      EXHIBIT 32

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    SECTION 906 OF SARBANES-OXLEY ACT OF 2002

         I, Scott K. Koepke, President and Chief Operating Officer of JPE, Inc. (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that (1) the Form 10-Q of the Company for the quarterly period ended March 31, 2003 (the "Form 10-Q"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 30, 2004

         /s/ Scott K. Koepke
--------------------------------------
Name:  Scott K. Koepke
Title:  President
and Chief Operating Officer

                                    JPE, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JPE, Inc.

                                   By: /s/ Scott K. Koepke
                                       -------------------------------------
                                       Scott K. Koepke
                                       President and Chief Operating Officer

Date: January 30, 2004