Form 10-Q
period 2003-06-30
JPE INC
filed 2004-01-30
CIK 884637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period from ________ to _______.

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

         Yes  [X]  No  [ ]

As of January 30, 2004, there were 14,043,600 shares of the registrant's common stock outstanding. This Quarterly Report on Form 10-Q contains 18 pages, of which this is page 1.

                                    JPE, INC.

                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I.  Financial Information

         ITEM 1. Financial Statements                                                                        3

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      11

         ITEM 3. Quantitative and Qualitative Disclosures about Market Risk                                 14

         ITEM 4. Controls and Procedures                                                                    14

PART II. Other Information                                                                                  15

         ITEM 6. Exhibits                                                                                   16

         Signature                                                                                          18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    JPE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ($ amounts in thousands)

                                                                        AT        AT JUNE 30,
                                                                    DECEMBER 31,     2003
                                                                       2002        UNAUDITED
                                                                    ------------  -----------
                                            ASSETS
Current assets:
      Cash and cash equivalents                                      $      415   $      298
      Inventory                                                           1,406          306
      Other current assets                                                  790        3,593
      Assets held for sale, discontinued operations, net                 33,954           --
                                                                     ----------   ----------
            Total current assets                                         36,565        4,197

      Property, plant and equipment, net                                     43
      Other assets, long term                                                --          138
      Deferred income tax                                                   306           59
                                                                     ----------   ----------

            Total assets                                             $   36,914   $    4,394
                                                                     ==========   ==========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                              $   23,338   $    3,000
      Accounts payable                                                    1,135          220
      Accrued liabilities                                                   781          450
      Accrued liabilities, discontinued operations                       11,945           --
                                                                     ----------   ----------
            Total current liabilities                                    37,199        3,670

      Long-term debt                                                         19           --
                                                                     ----------   ----------

            Total liabilities                                            37,218        3,670
                                                                     ----------   ----------

Shareholders' equity:
      First Series Preferred Shares, no par value, 50 votes
      per share, 3,000,000 authorized, 1,973,002 shares
      issued and outstanding                                                206          206
      Common stock, no par value, 15,000,000 authorized,
      14,043,600 shares issued and outstanding                              125          125
      Accumulated other comprehensive income (expense)                     (460)        (460)
      Accumulated deficit                                                  (175)         853
                                                                     ----------   ----------
            Total shareholders' equity                                     (304)         724
                                                                     ----------   ----------
            Total liabilities and shareholders' equity               $   36,914   $    4,394
                                                                     ==========   ==========

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

                                    JPE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)

                                                      PERIOD FROM      PERIOD FROM
                                                     APRIL 1, 2002     JUNE 1, 2002     THREE MONTHS
                                                      THROUGH MAY        THROUGH           ENDED
                                                          31,            JUNE 30,         JUNE 30,
                                                         2002              2002             2003
                                                     --------------   --------------   --------------
Other income                                         $           --   $           --   $          473
Selling, general and administrative expenses                   (746)            (450)          (1,435)
                                                     --------------   --------------   --------------

     Income (loss) from continuing operations                  (746)            (450)            (962)
Income (loss) from discontinued operations                    1,771              408             (435)
                                                     --------------   --------------   --------------

     Net income (loss)                               $        1,025   $          (42)  $       (1,397)
                                                     ==============   ==============   ==============

Basic earnings (loss) per share:
         Common Shares                               $         0.01   $        (0.00)  $        (0.01)
         First Series Preferred Shares               $         0.45   $        (0.02)  $        (0.62)
Earnings (loss) per share assuming dilution:
         Common Shares                               $         0.01   $        (0.00)  $        (0.01)
         First Series Preferred Shares               $         0.45   $        (0.02)  $        (0.62)

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                                    JPE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)

                                                       PERIOD FROM     PERIOD FROM
                                                        JANUARY 1,    JUNE 1, 2002
                                                      2002 THROUGH       THROUGH         SIX MONTHS
                                                         MAY 31,        JUNE 30,       ENDED JUNE 30,
                                                           2002           2002             2003
                                                     --------------   --------------   --------------
Other income                                         $           --   $           --   $        3,836
Selling, general and administrative expenses                 (2,034)            (450)          (2,712)
                                                     --------------   --------------   --------------

     Income (loss) from continuing operations                (2,034)            (450)           1,124
Income (loss) from discontinued operations                    3,146              408              (96)
                                                     --------------   --------------   --------------

     Net income (loss)                               $        1,112   $          (42)  $        1,028
                                                     ==============   ==============   ==============

Basic earnings (loss) per share:
         Common Shares                               $         0.01   $        (0.00)  $         0.01
         First Series Preferred Shares               $         0.49   $        (0.02)  $         0.46
Earnings (loss) per share assuming dilution:
         Common Shares                               $         0.01   $        (0.00)  $         0.01
         First Series Preferred Shares               $         0.49   $        (0.02)  $         0.46

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                                    JPE, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2003
                                   (Unaudited)
                            ($ amounts in thousands)

                                                                      NET INCOME FOR
                                                       BALANCES AT    THE SIX MONTHS    BALANCES AT
                                                        DECEMBER      ENDED JUNE 30,      JUNE 30,
                                                        31, 2002           2003             2003
                                                     --------------   --------------   --------------
First Series Preferred Shares:
Shares Outstanding                                        1,973,002                         1,973,002
Amount                                               $          206                    $          206

Common Stock:
Shares Outstanding                                       14,043,600                        14,043,600
Amount                                               $          125                    $          125

Accumulated Other Comprehensive
Income (Expense)                                     $         (460)                             (460)

Accumulated (Deficit)                                $         (175)  $        1,028   $          853
                                                     --------------   --------------   --------------

Total Shareholders' Equity                           $         (304)  $        1,028   $          724
                                                     ==============   ==============   ==============

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

                                    JPE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        For the Six Months ended June 30,
                                   (Unaudited)
                            ($ amounts in thousands)

                                                       PERIOD FROM      ERIOD FROM
                                                     JANUARY 1, 2002   JUNE 1, 2002      SIX MONTHS
                                                       THROUGH MAY     THROUGH JUNE      ENDED JUNE
                                                           31,             30,               30,
                                                          2002            2002              2003
                                                     ---------------  --------------   --------------
Cash flows from operating activities:
     Net income (loss)                               $        1,112   $          (42)  $        1,028
     Changes in operating assets and liabilities:
              Inventory                                                                         1,100
              Other current assets                                                             (2,803)
              Accounts payable                                                                   (915)
              Accrued liabilities and income taxes                                               (331)
     Discontinued operations                                  1,476            1,478           22,009
     Other                                                                                        152
                                                     --------------   --------------   --------------
Net cash provided by operating activities                     2,588            1,436           20,240
                                                     --------------   --------------   --------------

Cash flows from financing activities:
     Net repayments of revolving credit facility                                              (20,000)
     Net payments under demand notes                         (5,202)          (1,567)
     Repayments of other debt                                   (48)              (1)            (357)
                                                     --------------   --------------   --------------
Net cash used for financing activities                       (5,250)          (1,568)         (20,357)
                                                     --------------   --------------   --------------

Cash and cash equivalents:
     Net decrease in cash                                    (2,662)            (132)            (117)
     Cash, beginning of period                                2,794              132              415
                                                     --------------   --------------   --------------
     Cash, end of period                             $          132   $           --   $          298
                                                     ==============   ==============   ==============

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

                                    JPE, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of JPE, Inc. (d/b/a ASCET INC and ASC Exterior Technologies (together with its subsidiaries, the "Company")) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes for the year ended December 31, 2002.

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

         The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of June 1, 2002 including the subsequent adjustment of $12 million of fixed assets discussed above (based on the 95% proportional change in ownership):

ASSETS
     Current Assets                                  $    28,738
     PPE                                                  12,563
     Non-Compete                                             503
                                                     -----------
              Total Assets Required                  $    41,804
                                                     -----------

LIABILITIES
     Current Liabilities                             $    15,673
     Short-term debt                                      25,800
     Predecessor Shareholder's basis                         131
                                                     -----------
              Total Liabilities Assumed              $    41,604
                                                     -----------
              New Shareholder Basis                  $       200
                                                     ===========

                                    JPE, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         As a result of the purchase accounting effective on May 31, 2002, the basis of the assets and liabilities has changed, which necessitates the presentation of Predecessor Company and Successor Company columns in the Consolidated Statements of Operations and Cash Flows.

         At the time QP acquired the shares of the Company from ASC Holdings, as a part of the acquisition by QP and its affiliates of a significant amount of business assets from the Estate of Heinz C. Prechter, the Company was experiencing pre-tax losses and had incurred pre-tax losses since fiscal year 2000. For the years ended December 31, 2000 and 2001, the Company had pre-tax losses of $8,460,000 and $8,136,000, respectively. The Company had pre-tax income of $1,200,000 for the five-month period ended May 31, 2002, and a loss of $200,000 for the seven-month period ended December 31, 2002

         During July and August, 2002, the Board of Directors of the Company determined that it would be in the best interests of the Company and its creditors to consider a sale of the Company's operating subsidiaries. In February, 2003, the Company sold the assets and liabilities of its Dayton Parts subsidiary for $18,500,000, and used the proceeds from the sale to reduce its then outstanding bank debt. In June 2003, the Company sold the assets and liabilities of the Plastic Trim subsidiary for $8,750,000, and used the proceeds to repay the Comerica facility in full, extinguish other remaining liabilities, and to partially repay the subordinated demand note of $15 million to the extent possible. Management intends to dissolve the Company under the terms and procedures required under the laws of Michigan. As such, both Dayton Parts and Plastic Trim are shown as discontinued operations in the attached financial statements.

                                    JPE, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


B.       DEBT:

         Debt consisted of the following:

                                                  DECEMBER 31, 2002          JUNE 30, 2003
                                                  -----------------          -------------
Revolving Credit Facility-Comerica Bank              $    20,000              $        --
Notes Payable-MB purchase                                    338                       --
Subordinated demand note                                   3,000                    3,000
Other                                                         19                       --
                                                     -----------              -----------
                                                     $    23,357              $     3,000
Less: Current portion                                     23,338                    3,000
                                                     -----------              -----------
                                                     $        19              $        --
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

C.       EARNINGS PER SHARE:

         The issuance of the First Series Preferred Shares resulted in the Company having a participating security. In accordance with Statement of Financial Accounting Standards No. 128 - Earnings per Share, the "two class" method is used for computing earnings per share. Under this method, an earnings allocation formula is used to determine the amount of earnings allocated to each class of stock. Based on the participating rights of the First Series Preferred Shares approximately 87.5% of the earnings will be allocated to these shares and 12.5% of earnings to the common stock. Shares outstanding for the computation of basic earnings per share were 14,043,600 common shares as of June 30, 2002, and June 30, 2003. The First Series Preferred Shares outstanding were 1,973,002 shares as of June 30, 2002 and June 30, 2003. Earnings per share assuming dilution requires the Company to use the treasury method for stock options and warrants. The common stock options outstanding for the periods presented had exercise prices that were in excess of the market price and therefore had no effect on the computation assuming dilution.

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

On February 28, 2003, Dayton Parts disposed of substantially all of its assets, pursuant to an Asset Purchase Agreement, dated as of February 7, 2003, by and among Dayton Parts, LLC ("DPLLC"), an affiliate of Gen Cap America, Inc. ("Gen Cap"), Dayton Parts, and the Company. On March 1, 2003, the Company transferred to DPLLC all of the capital stock of Dayton Parts whose remaining significant asset was the capital stock of Brake, Axle & Tandem Company Canada, Inc. ("BATCO"), Dayton Parts' wholly-owned subsidiary, pursuant to a Stock Purchase Agreement dated as of February 7, 2003 by and among DPLLC, Dayton Parts and the Company. The aggregate purchase price, which was determined by arms' length negotiations between the Company and Gen Cap , was $18,500,000 in cash. Under the terms of a related escrow agreement, $1,850,000 of the purchase price will be held in escrow for potential indemnity claims until the one year anniversary of the closing date. The purchase price is subject to a standard post-closing adjustment to reflect changes in net working capital.

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

BACKGROUND OF RECENT DEVELOPMENTS

REASONS FOR THE SALE OF DAYTON PARTS AND PLASTIC TRIM AND PLAN OF DISSOLUTION. Shortly after QP Acquisition acquired shares of the Company from ASC Holdings, LLC, at the suggestion of QP Acquisition, the Company engaged the investment banking firm of W.Y. Campbell & Company ("Campbell") to assist the Board of Directors in considering strategic alternatives for the Company in light of its history of an over-leveraged balance sheet and pre-tax losses. During July and August 2002, the Board of Directors of the Company determined that it would be in the best interests of the Company to consider a sale of the Company's operating subsidiaries, Dayton Parts and Plastic Trim, as the Board believed it would be extremely difficult to restore the Company to appropriate levels of leverage given the Company's history of losses and the financial climate.

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

On April 3, 2003, both letters of intent/term sheets were discussed by the Board of Directors of the Company who decided to pursue a transaction with Buyer. While the cash price offered by the other prospective acquirer was higher by $1,250,000, the Board of Directors of the Company chose to pursue the transaction with Buyer for several reasons. First, Buyer was willing to assume liabilities relating to the operation of the business of Plastic Trim and purchase the assets with only limited representations surviving the closing. The other prospective acquirer was not. The liabilities Buyer was willing to assume included up to $700,000 of unfunded pension liability, thereby effectively reducing the difference in the offer from $1,250,000 to $550,000 (as unfunded pension liability is expected to be at least $700,000 at closing of the Sale of Assets). The other prospective acquirer was also not willing to limit the breadth or coverage of the representations and warranties, while Buyer was willing to take the asset "as is , where is" with only limited representations surviving the closing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Item 2, the Company has no remaining operations. Therefore, no discussion of market risk is considered necessary.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Operating Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Operating Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

Date: January 30, 2004

         /s/ Scott K. Koepke
------------------------------------
Name: Scott K. Koepke
Title: President
and Chief Operating Officer

                                                                      EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION
                       906 OF SARBANES-OXLEY ACT OF 2002

         I, Scott K. Koepke, President and Chief Operating Officer of JPE, Inc. (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that (1) the Form 10-Q of the Company for the quarterly period ended June 30, 2003 (the "Form 10-Q"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 30, 2004

         /s/ Scott K. Koepke
------------------------------------
Name: Scott K. Koepke
Title: President
and Chief Operating Officer

                                    JPE, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  JPE, Inc.

                                  By:      /s/ Scott K. Koepke
                                      ------------------------------------------
                                           Scott K. Koepke
                                           President and Chief Operating Officer

Date: January 30, 2004