Form 10-Q
period 2003-09-30
JPE INC
filed 2004-01-30
CIK 884637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    JPE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ($ amounts in thousands)

                                                                                AT SEPTEMBER
                                                                    AT               30,
                                                               DECEMBER 31,         2003
                                                                   2002           UNAUDITED
                                                                   ----           ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                    $     415         $     164
   Inventory                                                        1,406               309
   Other current assets                                               790             3,566
   Assets held for sale, discontinued operations, net              33,954                --
                                                                ---------         ---------
         Total current assets                                      36,565             4,039

   Property, plant and equipment, net                                  43                --
   Other assets, long term                                             --               104
   Deferred income tax                                                306                59
                                                                ---------         ---------

         Total assets                                           $  36,914         $   4,202
                                                                =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                            $  23,338         $   3,000
   Accounts payable                                                 1,135               248
   Accrued liabilities                                                781               160
   Accrued liabilities, discontinued operations                    11,945                --
                                                                ---------         ---------
         Total current liabilities                                 37,199             3,408

   Long-term debt                                                      19                --
                                                                ---------         ---------

         Total liabilities                                         37,218             3,408
                                                                ---------         ---------
Shareholders' equity:
   First Series Preferred Shares, no par value, 50 votes per
   share, 3,000,000 authorized, 1,973,002 shares issued
   and outstanding                                                    206               206
   Common stock, no par value, 15,000,000 authorized,
   14,043,600 shares issued and outstanding                           125               125
   Accumulated other comprehensive income (expense)                  (460)             (460)
   Accumulated deficit                                               (175)              923
                                                                ---------         ---------
         Total shareholders' equity                                  (304)              794
                                                                ---------         ---------
         Total liabilities and shareholders' equity             $  36,914         $   4,202
                                                                =========         =========

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements

                                    JPE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                  For the Three Months Ended September 30, 2003
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)

                                                   THREE MONTHS
                                                       ENDED
                                                   SEPTEMBER 30,
                                                       2003
                                                   -------------
Other income                                         $     --
Selling, general and administrative expenses               70
                                                     --------

     Income (loss) from continuing operations              70
Income (loss) from discontinued operations                 --
                                                     --------

     Net income (loss)                               $     70
                                                     ========
Basic earnings (loss) per share:
         Common Shares                               $   0.00
         First Series Preferred Shares               $   0.03
Earnings (loss) per share assuming dilution:
         Common Shares                               $   0.00
         First Series Preferred Shares               $   0.03

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                                    JPE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                  For the Nine Months Ended September 30, 2003
                                   (Unaudited)
                 ($ amounts in thousands, except per share data)

                                                   NINE MONTHS
                                                     ENDED
                                                  SEPTEMBER 30,
                                                     2003
                                                  -------------
Other income                                       $   3,836
Selling, general and administrative expenses          (2,642)
                                                   ---------

     Income (loss) from continuing operations          1,194
Income (loss) from discontinued operations               (96)
                                                   ---------

     Net income (loss)                             $   1,098
                                                   =========

Basic earnings (loss) per share:
         Common Shares                             $    0.01
         First Series Preferred Shares             $    0.49
Earnings (loss) per share assuming dilution:
         Common Shares                             $    0.01
         First Series Preferred Shares             $    0.49

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                                    JPE, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2003
                                   (Unaudited)
                            ($ amounts in thousands)

                                                        NET INCOME FOR
                                                           THE NINE
                                         BALANCES AT     MONTHS ENDED     BALANCES AT
                                           DECEMBER      SEPTEMBER 30,     SEPTEMBER
                                           31, 2002          2003          30, 2003
                                         ------------   ---------------   -----------
First Series Preferred Shares:
Shares Outstanding                          1,973,002                       1,973,002
Amount                                   $        206                     $       206

Common Stock:
Shares Outstanding                         14,043,600                      14,043,600
Amount                                   $        125                     $       125

Accumulated Other Comprehensive Income
(Expense)                                $       (460)                           (460)

Accumulated (Deficit)                    $       (175)     $    1,098     $       923
                                         ------------      ----------     -----------

Total Shareholders' Equity               $       (304)     $    1,098     $       794
                                         ============      ==========     ===========

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                                    JPE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  For the Nine Months ended September 30, 2003
                                   (Unaudited)
                            ($ amounts in thousands)

                                                     NINE MONTHS
                                                        ENDED
                                                      SEPTEMBER
                                                         30,
                                                        2003
                                                     ------------
Cash flows from operating activities:
     Net income (loss)                                 $  1,098
     Changes in operating assets and liabilities:
              Inventory                                   1,097
              Other current assets                       (2,776)
              Accounts payable                             (887)
              Accrued liabilities and income taxes         (621)
     Discontinued operations                             22,009
     Other                                                  186
                                                       --------
Net cash provided by operating activities                20,106
                                                       --------
Cash flows from financing activities:
     Net repayments of revolving credit facility        (20,000)
     Repayments of other debt                              (357)
                                                       --------
Net cash used for financing activities                  (20,357)
                                                       --------
Cash and cash equivalents:
     Net decrease in cash                                  (251)
     Cash, beginning of period                              415
                                                       --------
     Cash, end of period                               $    164
                                                       --------

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

         The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of June 1, 2002 including the subsequent adjustment of $12 million of fixed assets discussed above (based on the 95% proportional change in ownership):

ASSETS
  Current Assets                        $  28,738
  PPE                                      12,563
  Non-Compete                                 503
                                        ---------
             Total Assets Required      $  41,804
                                        ---------

LIABILITIES
    Current Liabilities                 $  15,673
    Short-term debt                        25,800
    Predecessor Shareholder's basis           131
                                        ---------
            Total Liabilities Assumed   $  41,604
                                        ---------
            New Shareholder Basis       $     200
                                        =========

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

                                    JPE, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

B.       DEBT:

Debt consisted of the following:

                                         DECEMBER 31, 2002   SEPTEMBER 30, 2003
                                         -----------------   ------------------
Revolving Credit Facility-Comerica Bank     $    20,000          $        --
Notes Payable-MB purchase                           338                   --
Subordinated demand note                          3,000                3,000
Other                                                19                   --
                                            -----------          -----------
                                            $    23,357          $     3,000
Less: Current portion                            23,338                3,000
                                            -----------          -----------
                                            $        19          $        --
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

ITEM 4.       CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Operating Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Operating Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

Date: January 30, 2004

     /s/ Scott K. Koepke
-----------------------------
Name: Scott K. Koepke
Title: President
and Chief Operating Officer

                                                                      EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION
                       906 OF SARBANES-OXLEY ACT OF 2002

         I, Scott K. Koepke, President and Chief Operating Officer of JPE, Inc. (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that (1) the Form 10-Q of the Company for the quarterly period ended September 30, 2003 (the "Form 10-Q"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and (2) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 30, 2004

       /s/ Scott K. Koepke
----------------------------------
Name: Scott K. Koepke
Title: President
and Chief Operating Officer

                                    JPE, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     JPE, Inc.

                                     By:  /s/ Scott K. Koepke
                                         ----------------------------------
                                          Scott K. Koepke
                                          President and Chief Operating Officer

Date: January 30, 2004